Form 10QSB
period 1996-03-31
INTELLIGENT DECISION SYSTEMS INC
filed 1996-05-07
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996
                          RESOURCE FINANCE GROUP, LTD.
              (Exact name of registrant as specified in charter)

  COLORADO                             33-42904                84-1178112
(State or other jurisdiction of (Commission File No.) (I.R.S. Employer ID No.) incorporation or organization)


      Weyhill Building, Suite 400
      2025 East Beltline Ave., SE
      Grand Rapids, Michigan 49546                  616-285-5830
(Address of Principal's Executive Offices)    (Registrant's Telephone No.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  YES  (x)      NO  ( )



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common Stock

Shares outstanding at:  March 31, 1996:   6,363,236

                         RESOURCE FINANCE GROUP, LTD.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                     PAGE NO.


     Item 1.  Financial Statements

        Condensed Balance Sheets
               March 31, 1996 and June 30, 1995                       1

        Condensed Statements of Income (unaudited) For the three
               and nine months ended March 31, 1996 and March 31,
                1995, and cumulative amounts since inception          2

        Condensed  Statements of Cash Flows  (unaudited)
               For the nine months ended March 31, 1996
               and March  31, 1995 and cumulative amounts
               since inception                                        3

        Notes to Condensed Financial Statements (unauditd)            4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7


PART  II                OTHER INFORMATION

     Item 1.  Legal Proceedings                                       9
     Item 2.  Changes in Securities                                   9
     Item 3.  Defaults Upon Senior Securities                         9
     Item 4.  Submission of Matters to a Vote of Security Holders     9
     Item 5.  Other Information                                       10
     Item 6.  Exhibits and Reports on Form 8-K                        13

     Signatures                                                       14

                             Resource Finance Group, Ltd.
                            (a development stage company)
                             Condensed Balance Sheets

(All amounts in thousands)                    Mar. 31            June 30
                                               1996               1995
                                             ---------          ---------
    ASSETS                                  (unaudited)
CURRENT ASSETS
  Cash                                       $   68.2           $   18.5
  Accounts receivable - trade (net)               -                  8.8
  Accounts receivable - related parties           -                  -
  Notes receivable - related parties            329.7                -
  Prepaid expenses                                -                 10.3
                                             ---------          ---------
    TOTAL CURRENT ASSETS                        397.9               37.6
PROPERTY AND EQUIPMENT                           40.5               44.3
OTHER ASSETS
  Contractual rights                              -                246.0
  Restricted investments                          -                686.3
  Intellectual property - net of amort.       1,815.5            2,083.3
  Other                                         152.3              161.1
                                             ---------          ---------
                                             $2,406.2           $3,258.6
                                             =========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                   9.0              224.5
  Accounts payable - trade                       72.0               56.7
  Advances payable - related parties              -                284.9
  Accrued expenses                               56.8               30.1
                                             ---------          ---------
    TOTAL CURRENT LIABILITIES                   137.8              596.2
LONG-TERM DEBT                                    -                  -
STOCKHOLDERS' EQUITY
  Preferred stock                                 -                  -
  Common stock                                     .6                 .6
  Additional paid in capital                  5,066.9            4,812.7
  Deficit accumulated
     during the development stage            (2,799.1)          (2,150.9)
                                             ---------          ---------
                                              2,268.4            2,662.4
                                             ---------          ---------
                                             $2,406.2           $3,258.6
                                             =========          =========




See notes to condensed financial statements.

                          Resource Finance Group, Ltd.
                          (a development stage company)
                 Condensed Statements of Operations (Unaudited)

     (All amounts in thousands)          Three Months Ended                    Nine Months Ended                  Cumulative
                                    Mar. 31, 1996    Mar. 31, 1995     Mar. 31, 1996       Mar. 31, 1995     Amounts Since Inception
                                    -------------    -------------     -------------       -------------     -----------------------

NET REVENUES                          $ 364.5          $ 125.7          $1,247.5           $   979.9               $ 8,637.0
COSTS AND EXPENSES
  Cost of Goods                         221.4             88.3           1,107.7               884.7                 6,827.5
  Salaries, Wages & Benefits             61.4             86.2             206.9               312.6                 1,521.8
  Depreciation & Amortization            94.3            111.5             283.0               344.8                   788.2
  Other Expenses                        187.8            114.4             284.0               526.8                 2,198.2
                                      --------         --------         ---------          ----------              ----------
TOTAL COSTS & EXPENSES                  564.9            400.4           1,881.6             2,068.9                11,335.7

NET LOSS FROM OPERATIONS               (200.4)          (274.7)           (634.1)           (1,089.0)               (2,698.7)

OTHER INCOME (EXPENSE)                    5.4             72.7             (23.4)              (19.5)                 (239.0)
PROVISION FOR INCOME TAXES                -                -                 -                   -                       -
                                      --------         --------         ---------          ----------              ----------
NET LOSS BEFORE
     EXTRAORDINARY ITEM                (195.0)          (202.0)           (657.5)           (1,108.5)               (2,937.7)
EXTRAORDINARY ITEM
     (NET OF INCOME TAX)                  -                -                 -                   -                     138.6
                                      --------         --------         ---------          ----------              ----------
NET LOSS                              $(195.0)         $(202.0)         $ (657.5)          $(1,108.5)              $(2,799.1)
                                      ========         ========         =========          ==========              ==========

EARNINGS(LOSS) PER COMMON SHARE        (0.03)           (0.03)            (0.11)              (0.19)
                                       ======           ======            ======              ======

WEIGHTED AVERAGE SHARES
     OUTSTANDING                      6,251.9          5,887.2           6,048.1             5,855.2
                                      =======          =======           =======             =======

See notes to condensed financial statements.

                          Resource Finance Group, Ltd.
                          (a development stage company)
                 Condensed Statements of Cash Flows (Unaudited)


(All amounts in thousa              Nine Months Ended               Cumulative
                                 Mar. 31           Mar. 31         Amounts Since
                                  1996              1995             Inception
                              ------------      ------------       -------------


CASH FLOW FROM OPERATIONS     $  (67.3)         $  (571.5)         $ (2,362.7)


CASH FLOW FROM INVESTING         662.3              (68.1)              296.9


CASH FLOW FROM FINANCING        (545.3)             552.4             2,134.0
                              ------------      ------------       -------------


NET INCREASE
(DECREASE)IN CASH                 49.7             (87.2)                68.2
BEGINNING CASH BALANCE            18.5              96.4                   -
                              ------------      ------------       -------------
ENDING CASH BALANCE           $    68.2         $    9.2           $     68.2
                              ============      ============       =============




























See notes to condensed unaudited financial statements.

                         RESOURCE FINANCE GROUP, LTD.
                        (A Development Stage Company)
                           Condensed Balance Sheets
- - --------------------------------------------------------------------------------



Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

Note B -- Accounts Receivable

     Trade accounts receivable of $0 as of March 31, 1996 and of $8,760 as of June 30, 1995 are net of allowances for doubtful accounts of $0 and $0 respectively.

Note C -- Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:


                                                    Mar. 31,         June 30,
                                                      1996             1995
                                                  ------------     ------------
Furniture and fixtures                            $    11,620      $     8,928
Office equipment                                        5,991            5,991
Production equipment                                    2,082            2,082
Computer equipment                                     37,006           38,532
                                                  ------------     ------------
                                                  $    56,699      $    55,533
Less accumulated depreciation                          16,171           11,192
                                                  ------------     ------------
                                                  $    40,528      $    44,341
                                                  ============     ============



Note D -- Contractual Rights

During the three months ended December 31, 1995, the Company sold contractual rights to services from Epoch Resources, Inc. ("ERI"), a related party, to Digital Sciences, Inc., a related party, for $235,000. The Company used the remainder of the services it purchased from ERI in its own operations during the three months ended December 31, 1995. The multimedia services agreement with ERI has been terminated by mutual agreement between the parties.

                         RESOURCE FINANCE GROUP, LTD.
                        (A Development Stage Company)
                           Condensed Balance Sheets
         -----------------------------------------------------------------------


Note E -- Restricted Investments

Restricted investments included the following:


                                                    March 31,        June 30,
                                                      1996             1995
                                                  ------------     ------------
Common shares of Digital Sciences, Inc., an
affiliate, valued at $1.69,  92,500 shares (1)    $         0      $   156,325

Common shares of Digital Sciences, Inc.,
valued at $1.69, 187,500 shares (2)                         0          316,875

Common shares of Digital Sciences, Inc.,
valued at $3.60,  59,173 shares (3)                         0          213,023
                                                  ------------     ------------
                                                  $         0     $    686,223
                                                  ============     ============


      (1) These shares were pledged to a venture capital firm as collateral for a guaranty. The shares were originally recorded less a fifty percent discount from market due to the restrictions on the trading of the stock. These shares were stated at the lower of cost or market as of June 30, 1995. During fiscal 1996, 92,500 shares were transferred to the guarantor as reimbursement for moneys advanced to the Company.

      (2) The shares were originally recorded less a fifty percent discount from market because the shares are not registered and are restricted from free trading. These shares are stated at the lower of cost or market. In March of 1996 the Company sold the shares to Mid America Venture Capital Fund, which became a related party on March 27, 1996, for $316,875.

      (3) Unregistered shares, restricted from free trading, valued at $3.60 per share, and used to extinguish debt (notes payable) due Mid America Venture Capital Fund Inc., per prior agreement between the parties. The debt was extinguished in July, 1995.


Note F -- Earnings Per Share Computation

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that inclusion of these common stock equivalents would be anti-dilutive.

Note G -- Supplemental Disclosure of Cash Flow Information

Cash paid for interest during the nine months ended March 31, 1996 was $1,350 and cash paid for income taxes was $--0--.

Cash paid for interest during the nine months ended March 31, 1995 was $1,918 and cash paid for income taxes was $--0--.

                         RESOURCE FINANCE GROUP, LTD.
                        (A Development Stage Company)
                           Condensed Balance Sheets
- - --------------------------------------------------------------------------------


Note H -- Related Party Transactions

In March of 1996, the Company sold 187,500 shares of Digital Sciences, Inc. stock that it owned to Mid America Venture Capital Fund, Inc. for $316,875 in exchange for promissory notes. Also in March of 1996, the Company issued stock pursuant to a Form S-8 Registration Statement to James M. Keller, an officer and director, in the amount of 122,000 shares (112,000 for wages & 10,000 as a performance bonus) and to Mark A. Babin, an officer and director, in the amount of 20,000 shares as a performance bonus. The Company received revenues from Digital Sciences, Inc. during the three and nine months ended March 31, 1996 of $364,530 and $1,214,468, respectively, for subcontracted programming and administrative services and $30,000 and $70,000 during the three and nine months ended March 31, 1995 for subcontracted programming services. The Company paid Epoch Resources, a corporation controlled by a significant stockholder and a former officer, $23,932 and $279,800 during the three and nine months ended March 31, 1996 for multimedia programming services and the development of collateral marketing materials for the Vision system project.

Note I -- Stock Based Compensation

Effective December 15, 1995, the Company has adopted SFAS 123 "Accounting for Stock-Based Compensation" for non-employee stock purchase options and warrants granted from that date forward. The Company has elected to account for stock based compensation plans involving employees according to the provisions of APB 25 as allowed by SFAS 123. The adopted standard is not applicable to stock derivatives granted prior to adoption and no "catch- up" adjustments are allowed or required. The effect of the change in the method of accounting for derivatives granted to non-employees since its adoption results to an additional charge to expense of $100,000 for the three months ended March 31, 1996 over the amount of $0 that would have been recorded under the old standard. The effect of the change in accounting method on future financial statements cannot be reasonably estimated at this time.

There were two such stock option grants made in the three months ended March 31, 1996:

      3/12/96 - To a consultant, 400,000 shares at $.25, expires 3/12/00 3/12/96 - To a consultant, 400,000 shares at $.375, expires 3/12/00

The value of the options granted was determined to be $.125 per share based on the provisions of SFAS 123, as of the grant date.

Note J -- Commitments and Contingencies

The Company had no material commitments and contingencies existing at March 31, 1996.

Note K -- Subsequent Events

     The Company effected a reincorporation under the laws of the State of Delaware. Both Resource Finance Group, Ltd. and Digital Sciences, Inc. received sufficient votes to approve the merger transactions. The merger transactions were made effective on April 1, 1996. DSI's shareholders, in the aggregate, owned 85% of the outstanding shares of Intelligent Decision Systems, Inc. ("IDS") immediately after the consummation of the merger, therefore DSI is deemed to be the acquiring company for purposes of accounting and financial reporting. The results of RFG operations will be reflected in the results of operations of IDS from the date of the merger only.

                          Resource Finance Group, Ltd.
   Management's Discussion and Analysis of Financial Condition and Results of
               Operations For the Nine Months Ended March 31, 1996
- - -------------------------------------------------------------------------------


Results of Operations

Virtually all of the revenues for the third quarter of fiscal 1996 were generated pursuant to a joint operating agreement between Digital Sciences, Inc. ("DSI") and the Company. The joint operating agreement, which had been extended periodically, provided for DSI to purchase programming and administrative services from the Company. This agreement expired on March 31, 1996 in anticipation of the merger of the two companies, which was consummated on April 1, 1996. The efforts of both companies have been directed towards the fulfillment of the contracts that have been signed with National Purchasing
Corporation ("NPC"). These agreements included the opportunity to provide computers, software, training and transaction management to numerous skilled nursing home facilities that operate in the U.S. The Vision system ("Vision") is the computer system that has been developed under the agreements. Sales of the Vision sytem, in limited quantities, have been made by DSI prior to the merger of the two companies. Increased selling activity commenced on April 1, 1996 with the introduction of a complete Mininum Data Set module (MDS II), which is now contained in the Vision system.

The Company's net revenues increased by 190.0% to $364,530 for the third quarter of fiscal 1996, from $125,695 during the same period in fiscal 1995. Revenues for the third quarter of fiscal 1995 included $86,094 from the retailing and wholesaling of computer hardware and $39,601 of sales made pursuant to the development of the Vision sytem. The Vision system project was newly underway in March of 1995 and was virtually complete in March of 1996.

Vision related revenues for the nine months ended March 31, 1996 were $1,247,500 and were $171,170 for the same period of the previous year. The increase was due to the increase in product development activity levels. Retail and wholesale computer hardware sales were $0 in the nine months ended March 31, 1996 and were $808,697 during the same period in the previous year. The Company entirely exited the retail and wholesale computer hardware businesses by March 31, 1995 due to the effects of unprofitable operations resulting from intense competition from large hardware manufacturers and large computer retail chains.

Operating costs and expenses increased by 11.9% to $448,100 for the third quarter of fiscal 1996, from $400,400 for the same quarter of fiscal 1995. The increase was due to much higher activity levels resulting in the aforementioned 190.0% increase in revenues. The increase was largely due to higher programming activity levels associated with the development of the Vision system.

Operating costs and expenses decreased by 14.7% to $1,764,800 for the nine months ended March 31, 1996, from $2,068,900 for the same period of the prior year. The decrease was due to the elimination of the sales of computer systems, which resulted in reductions in materials, labor, office personnel, selling and research and development costs and expenses, offset by higher programming costs during the first fiscal quarter of 1996.

Effective December 15, 1995, the Company has adopted SFAS 123 "Accounting for Stock-Based Compensation" for non-employee stock purchase options and warrants granted from that date forward. The Company has elected to account for stock based compensation plans involving employees according to the provisions of APB 25 as allowed by SFAS 123. The adopted standard is not applicable to stock derivatives granted prior to adoption and no "catch-up" adjustments are allowed or required. The effect of the change in the method of accounting for derivatives granted to non-employees since its adoption results to an additional charge to expense of $100,000 for the three months ended March 31, 1996 over the amount of $0 that would have been recorded under the old standard. The effect of the change in accounting method on future financial statements cannot be reasonably estimated at this time.

There were two such stock option grants made in the three months ended March 31, 1996:

      3/12/96 - To a consultant, 400,000 shares at $.25, expires 3/12/00 3/12/96 - To a consultant, 400,000 shares at $.375, expires 3/12/00

The value of the options granted was determined to be $.125 per share based on the provisions of SFAS 123, as of the grant date.

Interest expense was not material for each of the three and nine month periods presented.

No income tax provision was made for either period as losses were incurred. Net tax assets were not recorded due to the uncertainty of future earnings.


Liquidity and Capital Resources

During fiscal 1996, the Company has financed its activities through loans from a venture capital firm, sales of services to Digital Sciences, Inc., ("DSI"), which was an affiliate, related party (prior to the April 1, 1996 merger of the two companies) and a participant in the Vision system nursing home computer system. DSI raised its project capital through a private placement of debt and through stock issued for cash. The Company continued to be reliant on DSI for the funding of its operations through the time of the consummation of the merger.

Both DSI and the Company were dependent for their financing on revenues from sales of the Vision computer system in conjunction with financing provided by a leasing firm that agreed to buy hardware, software site licenses and maintenance agreements from DSI. The leasing firm subleases the assets to DSI Financial Corp., a wholly owned subsidiary of DSI (now a wholly owned subsidiary of Intelligent Decision Systems, Inc. ("IDS"), the successor to the Company), which in turn provides operating leases to the ultimate users of the Vision system. Lines of credit needed to fund the purchase of computer components and to cover remaining development and installation costs have been arranged by DSI. These lines of credit represent a maximum availability of $900,000.

In the opinion of management, the lines of credit, together with expected revenues from the sale of Vision systems, will be adequate to finance the activities of the Company's successor, IDS, and those of DSI, its wholly owned subsidiary, for the next twelve months.

     The Company extinguished its note payable of $213,023 to a venture capital firm via an exchange of 59,173 shares of DSI stock for the debt in July, 1995. It also sold 187,500 shares of DSI common stock that it owned to the same venture capital firm in March, 1996 for a total of $316,875 in promissory notes. IDS will assume the debts of DSI, which include notes payable to that same venture capital firm of $271,331. The promissory notes were accepted as payment for the stock in anticipation of a formal set-off agreement extinguishing the outstanding notes payable.

The Company sold its contractual rights to multimedia programming and advertising services to DSI prior to the merger of the two companies, which reduced the amount of accounts receivable and payable between the two companies to an immaterial amount.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

              Clay Kahler vs. Resource Finance Group, Ltd. The lawsuit was dismissed on February 15, 1996. The matter was settled for $5,000.

              WilTel vs. Resource Finance Group, Ltd. The lawsuit was dismissed on March 18, 1996. The matter was settled for $4,000.00.

              B.R. King vs. Resource Finance Group, Ltd. The claim of B.R. King against the Company was dismissed on February 29, 1996, the Company obtained a judgement against B.R. King in the amount of $10,000 on February 29, 1996.

              Forrest Wheeler vs. Resource Finance Group, Ltd. The lawsuit was dismissed on April 29, 1996 after hearing on Company's motion for summary disposition.

              No further lawsuits are pending against the Company.

              No other reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-KSB Annual Report for the fiscal year end June 30, 1995.


Item 2.     Changes in Securities:

              At April 1, 1996 the merger of Resource Finance Group, Ltd. with and into Intelligent Decision Systems, Inc. became effective with the result that each outstanding share of common stock, $.0001 par value, of Resource Finance Group, Ltd. was converted into One-fourth of a share of common stock, $.001 par value, of Intelligent Decision Systems, Inc.

Item 3.     Defaults by the Company upon its Senior Securities:

              None.

Item 4.     Submission of Matters to a Vote of Security Holders:

              The Form S-4 Registration Statement of Intelligent Decision Systems, Inc. ("IDS") containing the Joint Proxy Statement-Prospectus of the Company and Digital Sciences, Inc. ("DSI") was declared effective by the Securities and Exchange Commission on February 9, 1996 and the Company initiated a mailing of the documents to its shareholders on February 9, 1996. The Company had set a special meeting date of March 22, 1996 to vote on the proposed mergers. The shareholders of the Company voted on
              (a) a proposal to approve the merger of the Company with IDS pursuant to the Agreement and Plan of Merger, dated April 15, 1995 among the Company and IDS. The Company received 3,594,875 "yes" votes, 7,500 "no" votes and 14,175 abstentions. The shareholders of the Company also voted on (b) a proposal to approve a merger of DSI with DSI Acquisition Corp. pursuant to the amended and restated agreement and plan of merger dated July 14, 1995 among the Company, DSI and DSI Acquisition Corp. The Company received 3,597,375 "yes" votes, 7,500 "no" votes and 11,675 abstentions.

              Both Resource Finance Group, Ltd. and Digital Sciences, Inc. received sufficient votes to approve the matters voted on as described in the Joint Proxy Statement-Prospectus. The merger transactions were made effective on April 1, 1996.


Item 5.  Other Information

         The Company was incorporated June 1, 1995, under the laws of the State of Delaware. The Company was originally formed as a wholly owned subsidiary of Resource Finance Group, Ltd. ("RFG"), a Colorado corporation. In accordance with the terms set forth in the Company's Registration Statement on Form S-4 declared effective by the SEC on February 9, 1996, the Company entered into a series of transactions whereby RFG merged with and into the Company and Digital Sciences, Inc. ("Old DSI") merged with and into a wholly owned subsidiary of the Company ("New DSI") on April 1, 1996 (the "Mergers"). As a result of the Mergers, from and after April 1, 1996, the business of the Company (together with its subsidiaries) is changed as described below:

Business of  the Company

         The Company, together with its subsidiaries, (the "Company") is primarily engaged in the development and distribution of computerized business systems designed specifically for the long term (non-acute) health care industry pursuant to the terms of an agreement, dated July 14, 1994, with National
Purchasing  Corporation,   a  California  corporation  doing  business  as  HPSI
("HPSI"). HPSI is a group purchasing organization which presently serves approximately 3,000 licensed nursing home clients, as well as 3,000 other clients who operate principally in health care, hospitality, restaurants, and institutions markets. Pursuant to the HPSI Agreement, the Company and HPSI have agreed to combine their expertise and resources with the Company developing an interactive, multimedia computerized management business system ("Vision System") that will provide to system users various components, including an order processing and confirmation module, a vendor/supplier module, and training and installation modules. During the Quarter ended March 31, 1996, HPSI began marketing the Vision System to its clients

         The Vision System software developed by the Company in accordance with the HPSI Agreement is and will be owned by HPSI Online, Inc., a California corporation and a wholly owned subsidiary of HPSI ("HPSI Online"). The Company receives the revenues from the sales/rental of the hardware and the software maintenance support. Other revenues which may arise from the use of the Vision System are to be distributed by HPSI Online as determined by the board of directors of HPSI Online. HPSI Online will be the corporation responsible for collecting revenues from the Vision project and for disbursing these revenues to HPSI and the Company. While the Company does not own a controlling share of HPSI Online, it has the right to choose representatives for the Board of Directors of HPSI Online. The Company is currently dependent on the HPSI Agreement and the successful marketing and sales/rental of the Vision System.

         The term of the HPSI Agreement expires in July 2004, after which the term will automatically renew for one-year periods, unless a party to the agreement shall give at least one-year's prior written notice of termination. Notwithstanding termination, the parties to the HPSI Agreement will continue to be entitled to receive revenues thereafter paid for the Vision System from licenses of the Vision System on the date of termination.

Vision System

         As HPSI presently serves approximately 3,000 licensed nursing home clients, the Vision System has been developed to be utilized by HPSI's nursing home clients. Accordingly, the Vision System has been designed to assist nursing homes with their voluminous data gathering and reporting tasks including dietary, nursing and business information. Some of the Vision System's functions are pre admissions, admissions, medical records, patient assessments, system management, human resource management, dietary menu programs, accounting, quality assurance, communications, purchasing/inventory, and interactive multimedia training. The Vision System also features , multimedia "help" screens, CD Rom supplier catalogs, bar code data entry, real time record updating, customized management reports, on-line deposit transfers, "cross talk" between departments and sites, and on-line connectivity to other services. The Company is working to develop other business, accounting and marketing type functions for the Vision System.

         The Company has completed development of the Vision System in 1995 and has installed 10 systems in 1996. The Company will continue to add features to the Vision System.

         The Vision System is based upon the Company's fourth generation software language called Screenware. Screenware is designed to be used on an operating system called PICK, a multi-user, multi-tasking operating system which results in a less costly investment in hardware.

         The Vision System is currently the Company's primary product. The Company has only sold the Vision System product in limited quantities and there can be no assurance that the Vision System will be effective, capable of being manufactured at commercial quantities at acceptable costs, or successfully marketed. The Company expects that the Vision System, when fully commercialized, will account for substantially all the Company's earnings for the foreseeable future. Furthermore, because the Vision System currently represents the Company's sole product focus, if the Vision System is not successful, the Company's business, financial condition and results of operation could be materially adversely affected.

         The Vision System is currently being marketed by HPSI's national sales force and is being leased to HPSI's customers with three to five year lease agreements.

         The Company currently integrates various components into the Vision System in limited quantities in Draper, Utah. However, the Company does not have experience in producing the Vision System in commercial quantities. The Company may encounter difficulties in scaling up production of the Vision System to meet customer demand, including problems involving production yields, quality control and assurance, components supply and shortages of qualified personnel. There can be no assurance that the Company will not encounter manufacturing difficulties, which could have a material adverse effect on the Company's business and financial condition and results of operation. Should the company elect to obtain additional collaborative partners to assist in producing Vision Systems in commercial quantities, there can be no assurance that the Company will be successful in reaching satisfactory arrangements with such parties.

         The Company has entered into the Leasing Program Agreement, dated as of June 7, 1995 (together with Master Lease Agreement and other related documents, the "Leasing Agreement") with Neptune Leasing Corp. ("Neptune") whereby Neptune will purchase Vision System products and modules from the Company and will lease those systems to New DSI Leasing Corporation, a wholly owned subsidiary of DSI, which in turn will sublease the Vision System to end users of the system. Except as provided under the Leasing Agreement, Neptune will be the Company's exclusive leasing source during the term of such agreement. The term of the Leasing Agreement expires on May 1, 1998 and renews automatically unless terminated in accordance with its terms. The failure or inability of Neptune to perform its obligations under the Leasing Agreement would have a material adverse effect on the Company and in such circumstances, the Company would need to identify and obtain alternative financing and leasing sources. No assurances can be given that such alternative sources will be available at all or available on terms and conditions satisfactory to DSI.

         The Company has a contract dated March 1, 1996 with IBM in which IBM will install the Vision System and provide warranty service to the Vision System on a nationwide basis at the various facilities that have rented the Vision System. The Company relies on IBM to perform the installation and service functions for the Vision System.

DSI/MED System

         The Company's other product, the DSI/MED System, is designed to automate and manage physicians' offices. The DSI/MED System is a bar-code system that offers efficient, easy to use methods of data collection, storage and retrieval, along with billing, scheduling and report analysis. Since early 1993, the Company has completed approximately 10 installations.

         Written in its proprietary fourth generation language called "Screenware," the DSI/MED System utilizes advanced design concepts to create or customize menus, screens, and reports that meet many of the requirements of health care providers. The "Point of Care" design allows data to be entered or retrieved, via a bar-code scanner, at each point that care is being provided. The user can enter history, billing information, and other pertinent information in the examining room. When the patient's visit is concluded, payment information can be entered immediately and the patient can leave the office with a statement detailing all services performed during that visit and displaying relevant financial data.

Products in Development

         The markets for the Company's existing and planned computer software and hardware products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and enhancements. The successful development and commercialization of new products involve many risks, including the identification of new product opportunities, the successful completion of the development process, and the retention and hiring of appropriate research and development personnel. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon the success of the Vision System under the HPSI Agreement and thereafter upon its ability to enhance its products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. There can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that new products or product enhancements developed by the Company will achieve market acceptance.

         In addition, the life cycle of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or to competitors, market acceptance of new or enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the Vision System or the DSI/MED System whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

Patents and Copyrights.

         The Company does not currently hold any patent or copyright protection for their principal assets. Management of the Company may file for appropriate intellectual property protection in the future but there are no assurances such protection will be granted or that protection will be adequate to deter misappropriation of the Company's technologies or that there will not be independent third party development of similar technologies. The Company's success and revenues will depend, in part, on its ability to obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others.

         The Company has not in the past, but intend that the Company will in the future, adhered to a disciplined regimen relating to the execution of confidential disclosure, proprietary rights and non-competition agreements with its vendors, customers, employees and consultants. Because the Company has not adhered to a regimen to adequately protect their intellectual property rights, there are significant risks that claims may be brought against the Company in the future for infringing on the proprietary rights of others.

Backlog

         As of May 1, 1996 the Company has a backlog of approximately $264,000 in Vision System orders.

Competition

         A large number of companies compete in the computer software business, including the portion of the market targeted at developing and providing business management systems in which the Company will compete. Many of these companies have far greater capital, technical, personal, marketing and other resources than the Company. Furthermore, there can be no assurance that these or other firms will not develop new or enhanced products and software systems that are more effective than any that have been or may be developed by the Company.

Employees and Consultants

         The Company employed 4 people at May 1, 1996 in Grand Rapids, Michigan with an additional 25 full-time employees working at the facilities in Draper, Utah.

Property

         The Company maintains its headquarters at the leased facility at 2025 East Beltline Avenue SE, Suite 400, Grand Rapids, Michigan 49546 which contains 2,700 square feet of office space. The Company also maintains 153 square feet of office space and 2,027 square feet of warehouse space. New DSI also maintains a leased office facility in Scottsdale, Arizona containing 641 square feet and a leased office facility in Stamford, Connecticut.leased office space and a production center in Draper, Utah which contains 7,153 square feet of office space and 2,027 square feet of warehouse space. New DSI also maintains a leased office facility in Scottsdale, Arizona containing 641 square feet and a leased office facility in Stamford, Connecticut.


Item 6.     Exhibits and Reports on Form 8-K

              A report on Form 8-K was filed with the Securities and Exchange Commission on April 15, 1996 and is incorporated herein by reference. The report on Form 8-K summarized the merger (reincorporation) of Resource Finance Group, Ltd. into Intelligent Decision Systems, Inc. and the Merger of Digital Sciences, Inc. into DSI Acquisition Corp. which is a wholly owned subsidiary of Intelligent Decision Systems, Inc. The report on Form 8-K also contained financial statements and pro-forma financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 7, 1996

                                          RESOURCE FINANCE GROUP, LTD.

                                          By      /s/    Mark A. Babin
                                              Mark A. Babin, Chief Executive
                                              Officer, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name
Date
Title


        /s/  Mark A. Babin
Mark A. Babin, President
May 7, 1996
Chairman, Director
Chief Executive Officer
Chief Financial Officer