Form 10KSB
period 1996-06-30
INTELLIGENT DECISION SYSTEMS INC
filed 1996-09-30
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
        For fiscal year ended June 30, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ......... to ...............

                   Commission File No. 33-42904

                INTELLIGENT DECISION SYSTEMS, INC.
            (Successor to Resource Finance Group, Ltd.)
           (Name of small business issuer in its charter)

             DELAWARE                                  38-3286394
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

      Weyhill Building,  Suite 400
      2025 East Beltline Avenue, S.E.
      Grand Rapids, Michigan 49546                      616-285-5830
      (Address of principal executive offices)      (Issuer's Telephone No.)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered
 pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par value
                                                     (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year were $635,994.

     As of September 17, 1996, a total of 12,821,218 shares of common stock were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates, (based upon the bid price of the registrants common stock on September 17, 1996 of $1.6875 per share) was approximately $17,886,908.

      Transitional Small Business Disclosure Format:  Yes [ ]      No  [x]

                              PART I

Item  1.  - Description of Business

Background

     IDSI is a holding corporation formed under the laws of Delaware in June, 1995 in connection with the merger between Digital Sciences, Inc. ("DSI" and Resource Finance Group, Ltd.("RFG"). DSI Acquisition Corp. was also formed as a Delaware corporation in June, 1995. On April 1, 1996, RFG merged with and into IDSI and IDSI issued 7,314,636 shares of common stock in exchange for all of DSI's outstanding common shares, which were registered via an S-4 Registration Statement that was declared effective in February, 1996. On April 1, 1996, Digital Sciences, Inc. (a Nevada corporation) merged with and into DSI Acquisition Corp. and wholly owned subsidiary of the Company. DSI Acquisition Corp. subsequently changed its name to Digital Sciences, Inc.

     Resource Finance Group, Ltd. ("RFG" or "RFGP") was incorporated August 12, 1991, under the laws of the State of Colorado. From inception until April 15, 1993, RFG attempted to engage in the business of financing equipment for operators of South American mines, which efforts ceased April, 1993.

     On June 30, 1993, RFG acquired all of the assets of Digital Video Graphics, Inc., a Michigan corporation then doing business as ONYX Systems, Ltd. ("ONYX"), owned by Joseph J. Walsh and James M. Keller, Jr. The assets involved included equipment, inventory, customer relationships and other business intangibles. The acquired company possessed relationships with established customers and vendors in the commodity computer hardware business. The purchase was financed by promissory notes totaling $26,500 issued to the previous owners and the assumption of the acquired company's liabilities which were $315,153. The acquisition was effected, to, among other things, leverage ONYX's relationships with other computer and hardware suppliers and similar networks.

     In 1993, RFG entered into a supply agreement with Crutchfield Corporation, a large electronics catalogue company, which called for sales of RFG's Onyx personal computer under the Crutchfield name. Approximately $3 million of these sales were made during fiscal 1994, accounting for 43% of RFG's revenues during fiscal 1994. Early in fiscal 1995, the RFG permitted the agreement lapse, by its terms due to increasing losses.

     During fiscal 1994, RFG attempted to sell its multimedia line of computers through the establishment of a telemarketing and customer service operation. RFG discontinued these efforts in December, 1994. Then, RFG briefly entered the wholesale computer component business, incurred losses, and ceased its efforts later in fiscal 1994. In fiscal 1994, RFG opened a retail computer store named "Floppy Joe's" in Grand Rapids, Michigan, and closed the operation in January, 1995 after experiencing losses.

     In May, 1994, RFG entered into an agreement with DSI to acquire DSI's intellectual property ("Screenware") for 1 million shares of RFG's common stock. Under this agreement, RFG retained voting rights over those shares for a two year period. RFG then licensed Screenware to DSI for 99 years, but retained the right to 30% of all revenues from projects performed using Screenware that are arranged by RFG, and 5% of all revenues derived from any other use of Screenware.

     Additional infusions of equity occurred during fiscal 1994 via a series of private placements. Gross proceeds from these offerings were in excess of $2 million in equity capital, which had been substantially disbursed as of December 31, 1994.

     In August, 1994, RFG entered into an agreement (the "Consortium Agreement") with DSI and National Purchasing Corporation ("NPC") that provided for the development and distribution of computerized business systems designed specifically for the long term health care industry. Nursing homes form the greater part of this market segment.

     In April, 1995, RFG agreed to provide DSI with software programming, accounting and other administrative services in return for funding of these services.

     In August, 1995, RFG and DSI entered into a Joint Operating Agreement pursuant to which RFG and DSI would cooperate in sharing the costs of certain operational matters. Under the Joint Operating Agreement, RFG provided DSI with accounting, financial reporting, payroll and administrative services and programmers on a subcontracted basis and DSI provided RFG with funds adequate to cover the costs of maintaining RFG's corporate, legal, financial, accounting and administrative capabilities. The Joint Operating Agreement was terminated as of April 1, 1996, effective the date of the merger(the "Merger") of DSI with RFG's successor corporation, IDSI.

     On June 28, 1996, IDSI purchased substantially all the assets of The Neptune Group, Inc. ("TNG") and those of its subsidiaries. The assets purchased consisted of primarily cash, accounts receivable and notes receivable, the total value of which is approximately $1.73 million. IDSI issued 750,000 restricted shares of common stock to TNG for those assets and assumed certain liabilities, which totaled approximately $0.25 million. IDSI agreed to file a registration statement covering the stock issued to TNG by September 30, 1996, and TNG agreed not to sell those shares for a period of one year plus one day after the closing date of the transaction.

     On June 28, 1996, IDSI privately placed 1,631 shares of its Series A Convertible Preferred Stock at a per share price of $1,000 for net proceeds of $1,500,520. The preferred shares are convertible into common shares of IDSI after the following dates: one-third on or after August 17, 1996, an additional one-third on or after September 11, 1996 and the final one-third on or after October 6, 1996. These shares are convertible at 78% of the average market price of IDSI common stock for the five days immediately prior to conversion.

Products and Services

     IDSI is engaged in the development, through its wholly owned subsidiary, DSI, of the Vision computer system ("Vision") in conjunction with NPC. Effective July 13, 1994, DSI, RFG and NPC entered into a 12 year agreement to jointly develop, market and license an interactive, multimedia computerized business computer system for long term healthcare facilities, specifically nursing homes. Under this agreement, the software developed is owned by HPSI Online, Inc., a California corporation and a wholly owned subsidiary of NPC (also referred to as "HPSI"). NPC and IDSI each have equal representation on the Board for HPSI Online, Inc. The agreement states that the system is to be capable of electronic order processing through an on-line network between HPSI, HPSI members and vendors/suppliers as well as multimedia cataloging and advertising of vendor/supplier products. The agreement requires IDSI, as successor to RFG and DSI, to assemble the computer hardware and multimedia applications and to produce the software. HPSI is required to market and license the system. The agreement requires that certain revenues from the sales of the computer systems and software will be divided equally between IDSI and HPSI on a 2/3:1/3 basis, respectively. The software development necessary for the introduction of the Vision system for HPSI's long-term care facility clients is complete and has been available for sale/lease since November, 1996, on a limited basis.

     There are over 20,000 long term health care facilities operating in the United States. Of these, more than one-third are not yet computerized to any significant degree. Electronic data gathering and reporting have been mandated by the Health Care Financing Administration, a governmental agency responsible for the oversight of Medicare and Medicaid payments. This mandate has created demand for sophisticated computing systems for the industry. Additionally, the growing influence of managed care and other forms of cost containment has increased demand for products that help long term care facilities increase the productivity of their resources in general. Productivity enhancements include more complete billing of resources, better planning and, hence, better utilization of resources , better control loops to spot problems and better training of employees to improve the quality and efficiency of care.

     IDSI also provides lease financing to medical equipment and computer users in the health care industry through its wholly owned subsidiary, TNG. TNG owns lease agreements for its own account and also performs lease brokering for large financing companies. TNG has written 26 leases resulting from installations of Vision systems in the long term care segment of the heath care industry.

Distribution

     Under the terms of the Consortium agreement, NPC, acting is responsible for the selling and distribution of the Vision system. HPSI purports to be one of largest buying cooperatives in the United States doing business with the long term non-acute health care providers, representing approximately 3,000 long term care facilities and hospitals, among others. HPSI employs approximately 40 sales representative across the United States and has represented to IDSI that it enjoys long standing relationships with state and regional health care associations and organizations.

Competition

     The table below lists the companies that compete directly with IDSI with information systems products for the long term care segment. Each percentage point of market share equals approximately 207 installed systems.

                    Competitors and Estimated Market Share


                                        Market Share          Related
Company                                      %               Employment
Care Computer Systems                       11.1               120
Achieve Healthcare Information Systems       9.2               100
Medical Communications Software              6.8                40
American Healthtech                          5.8                75
Accu-Med Services                            5.3                55
Add-On Health Systems                        3.9                30
Health Outcomes Management                   3.9                35
Keane *                                      3.6               130
Others                                       9.8               unaval.
No Computer Systems Functioning             40.6                n/a
             TOTAL                         100.0

* Keane employs 5,338 employees overall, with 130 involved in software development related to health care software.

     In the rapidly changing health care environment, companies are competing on the basis of their installed base, the adaptability and "openness" of their product and on the simplicity of its use, including the effectiveness of their training and technical support, and their financial resources. Given elements of product suitability are conformance with HCFA, state and local data gathering and reporting requirements, affordability and availability.

Sources of Raw Materials

     Computer components, including personal computer hardware and operating systems software, represent a majority of the Company's source materials. Relative to its anticipated needs, supplies of these components are plentiful and historically inexpensive. Many established distributors make available the components included in the Company's bundled computer systems.

Major Customers

     Although many large nursing home chains exist, most long term care facilities are owned by organizations comprised of less than 50 facilities. One dominant chain owns over 700 such homes, and the top five chains operate 7.6% of long term care facilities nationwide. No one customer is using more than 10% of the 30 Vision system units currently in operation.

     HPSI Online will be the corporation responsible for collecting ancillary revenues from the Vision project and for disbursing these revenues to the Consortium members. As such, it will likely be a major customer of the Company. The ultimate users of the Vision systems are expected to be less concentrated. While the Company does not own any share of HPSI Online, by contract it has the right to choose one-half of the Board of Directors of HPSI Online and share in its revenues.

Trademarks, Licenses and Similar Agreements

     The Company has a perpetual, non-exclusive, and nontransferable right and license (except to grant sublicenses) to the Vision system described above. The license shall be exclusive to HPSI's customer class and the Company has no license to the Vision system with respect to HPSI's customer class.

     The Company has an exclusive license to purchase from Visual Information Services Corp. and utilize the electronic set top converter box created by Visual Information Services Corp. which allows a user to interact with programming transmitted to a television set using the electronic set top converter box operating system. The use of the licensed product shall be solely within the health care industry in the United States and Canada. The term of the license began on January 1, 1995 and expires ten years from that date unless renewed by the parties.


Employees and Consultants

     The Company employed 34 people at June 30, 1996 of which 4 were located in Grand Rapids, Michigan, 28 in Sandy, Utah, 1 in Stamford, Connecticut and 1 in North Canton, Ohio. Five more employees were added subsequently on July 1, 1996 and are also located in Stamford, Connecticut. The Company also has contractual relationships with 7 consultants.

Item 2.  Description of Property

     The Company's corporate headquarters are located in Grand Rapids, Michigan. The location is used to facilitate the general corporate, administrative, accounting and legal activities of the Company. The 2,768 sq. ft. facility is leased by the Company at an annual base rent of $34,212 and the initial lease term expires March 31, 1998.

     The Company's subsidiary, DSI, leases space in Draper, Utah. This location is used to facilitate software programming, computer integration, customer services and administrative activities. The 9,180 sq. ft. facility is leased by the Company at an annual base rent $68,134 and the initial lease term expires October 31, 2000.

     The Company's subsidiary, The Neptune Group, Inc., will occupy leased premises in Wilton, Connecticut. This location is used to facilitate the leasing business and administrative functions of the subsidiary. General leasing and administrative functions are performed there. The facility, which will be leased, contains 7,138 square feet. The annual base rent for the current lease is $101,717 and the current lease term expires August 31, 2001.

     Facilities' rent expense totaled $60,820 for the year ended June 30, 1996 which includes the Digital Sciences, Inc. rent from and after April 1, 1996 and does not include the Neptune Group, Inc. rents as no rents were incurred prior to June 30, 1996. Rents through the year ended June 30, 1996 for the Michigan location were $36,433, for the Utah location from April 1, 1994 were $24,387, and for the Connecticut location were $0.00.

Item 3.  Legal Proceedings

     The Neptune Group, Inc. vs. MKT, Inc. The Neptune Group, Inc., ("New Neptune") (a Michigan corporation) was formed and became a subsidiary of the Company in July of 1996 through an asset purchase with The Neptune Group, Inc. (a Delaware corporation - "Old Neptune"). Intelligent Decision Systems, Inc. assumed the defense and potential liability from the lawsuit described below pursuant to the terms of the June 1996 asset purchase agreement with Old Neptune. The potential liability accrued prior to the Company's purchase of Old Neptune's assets. Old Neptune is presently involved in litigation with MKT, Inc. ("MKT"), which served as Old Neptune's sales agent between 1989 and 1993 for the leasing of computer equipment manufactured by Cray Research, Inc. ("Cray"). On April 8, 1994, Old Neptune filed suit in the United States District Court for the District of Connecticut, seeking to enforce MKT's contractual obligation to act solely on Old Neptune's behalf in all Cray- related matters. Old Neptune also sought damages for any breaches and a declaratory judgment that it has fully paid all amounts to which MKT was entitled. The following week, MKT brought suit in Arizona claiming Old Neptune owed it an additional $744,897 in commissions, plus interest. Old Neptune moved to dismiss that action in deference to the Connecticut proceeding. The Arizona court granted Old Neptune's motion on March 17 1995 and, on June 6, 1996, dismissed the action. The Connecticut proceeding is currently pending.

     On March 29, 1996, Old Neptune amended its Connecticut complaint to include claims for breach of fiduciary duty, fraud, and unfair trade practices, as well as for breach of contract based on deposition admissions of Mr. Tress (an officer of MKT) and other evidence. The amended complaint asserts that MKT misappropriated to itself certain profitable business with Telenet Communications Corporation, refused to bring to Old Neptune potential Cray transactions that would have been profitable to Old Neptune, restructured one transaction between Cray and Old Neptune solely for its own benefit, contacted Cray on several occasions voicing dissatisfaction with Old Neptune, and concealed its breaches and intention not to honor its agreements from Old Neptune. In addition to a declaratory judgment, the amended complaint seeks compensatory damages (including lost profits and the commissions it paid to MKT), punitive damages, and attorney fees.

     On April 10, 1996, MKT served its answer, along with counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unfair trade practices. MKT also named Concord Asset Management, Inc. ("Concord") as a counterclaim defendant on claims of unfair trade practices and interference with business relationship. MKT asserts that Old Neptune breached its contract with MKT in meeting with Cray and Concord without Mr. Tress being present. The counterclaims seek monetary damages (including additional commissions of $753,419.50), statutory interest, punitive damages, and attorney's fees.

     Without further discovery from MKT and third parties, the Company has no basis to estimate the possible damages on Old Neptune's claims. The Company also expresses no opinion on the likely outcome with respect to MKT's counterclaims.

     Management does not believe that this legal action, when ultimately concluded and determined, will have a material adverse effect upon IDSI's financial condition, results of operations or liquidity.

     Management is aware that the Company is the subject of an investigation by the Staff of the Securities and Exchange Commission. Management believes that this investigation primarily concerns certain stock offerings to overseas investors made by the Company in reliance upon Regulation S under the Securities Act, but may relate to other operational matters as well. The management of the Company believes that the Company has not engaged in any wrongdoing and intends to cooperate fully with such investigation.


Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 1996.

                              PART II

Item 5.  Market  for  the Registrant's  Common  Equity and  Related  Stockholder
         Matters.

Market Information

     The Company's  outstanding Common Shares are quoted (symbol IDSI previously
RFGP) on the OTC (Over-The-Counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the last two fiscal years.


                              High                 Low

July 1 - Sept. 30, 1994       21*                  12*
Oct. 1 - Dec. 31, 1994        22*                  12*
Jan. 1 - Mar 31, 1991         5-1/2*               12*
Apr. 1 - June 30, 1995        15*                  8*

July 1 - Sept. 30, 1995       6-1/2*               0*
Oct. 1 - Dec. 31, 1995        3*                   0*
Jan. 1 - Mar 31, 1996           1/2*               0*
Apr. 1 - June 30, 1996        3-15/16**            2**


     These prices are based on the Company's research and reflect only inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     *The above prices represent historical prices for Resource Finance Group, Ltd. (RFGP) Common Stock which have been adjusted to reflect the exchange ratio used in the merger of RFG into IDS whereby each four shares of RFGP Common Stock became one share of IDSI Common Stock.
     **The above prices are for IDSI Common Stock. IDSI Common Stock began trading on April 1, 1996.

Holders

     The Company had approximately 1,574 holders of record as of September 17, 1996, which number does not include shareholders whose shares are held in street or nominee names.

Dividends

     The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6.  Management's Discussion and Analysis.

     Upon consummation of the Merger, previous DSI shareholders held approximately 85% of the stock of IDSI. As a result, DSI is deemed to be the successor for purposes of accounting and financial reporting. Accordingly, the results of operations for RFG are included for the period commencing April 1, 1996 only. The results from operations of TNG are included for the period commencing June 28, 1996. The fiscal year adopted for the surviving accounting entity continues to end on June 30 of each year.

     The Company's principle focus will continue to be the development of a large installed base of Vision and Vision-related computing systems concentrated in the long-term health care industry. A significant number of long-term care facilities are "nursing homes" and are referred to as such herein. There are 20,738 such facilities in the United States according to industry data compilations. Over 40% of these facilities are not using any form of computerized information processing despite governmental mandates that now require electronically gathered and reported patient/resident information.

     The Vision system for nursing homes was developed pursuant to an agreement with HPSI. HPSI negotiates supply contracts and provides other services to approximately 3,000 nursing homes. A subsidiary of HPSI, "HPSI On-line", is the owner of the Vision system. IDSI receives all of the revenues derived fromt he provision of computer hardware, hardware maintenance, software support and software maintenance. IDSI has the right to designate one-half of the director positions of the Board of HPSI On-line and to receive 67% of other revenues that may be generated by HPSI On-line, in particular, possible future transactions fees for the use of the planned Vision Intranet.

     Under the terms of the Agreement, DSI is responsible for the installation of Vision Systems and for training users of the system. HPSI is responsible for the marketing and sale of Vision systems pursuant to agreements signed in 1994. HPSI receives a sales commission for each system installed. HPSI is often involved in training activities also and receives a fee for those activities as well.

     A majority of HPSI's members involved in nursing homes are smaller and mid-sized nursing home chains (consisting of 10 to 40 nursing homes). The largest nursing home chain, Beverly Enterprises, which is not currently a member of HPSI, operates 746 facilities nationally and the top five chains together operate 1,585 homes or about 8% of the total market. The top twenty chains operate 13% of the total market, however, the most rapidly growing segment of the industry is comprised of nursing home chains operating between 10 and 40 homes, with and for whom HPSI is most active.

     The Vision system is designed to be one of the most comprehensive information processing products for nursing homes in the market. Most competitive products focus on accounting or clinical or dietary aspects of nursing home activities but do not provide integrated modules addressing each aspect. A significant trend in the generalized heath care industry with respect to information systems involves patient centered records. Information systems providers are being called upon to design systems that record and report all significant events that occur surrounding the patient in one seamless database. The need for a high degree of interconnectivity between these databases used by hospitals, physicians, pharmacists and nursing homes is now almost universally recognized.

     Operating losses, incurred in connection with the development of the Vision system, total approximately $7.5 million since the Company's inception in 1993. Implementation of the Company's marketing and sales plan, which is critically dependent on HPSI, has begun, but is almost two years behind the Company's original plan. However, the functionality of the Vision system has become increasingly more comprehensive and powerful throughout its development and more so than originally planned so as to meet the rapidly developing needs of an industry that very recently was slow to seek and use computerized information products.

     During 1996, the Company negotiated an installation and maintenance contract with International Business Machines ("IBM") that provides for a much needed national presence and capability. The IBM agreement has enabled the Company to concentrate on the completion of the development of all basic software modules and the related training program. Because of the comprehensive scope of the Vision product, effective training has been identified as a key success factor for the system. The development of an effective training program is scheduled for completion in early calendar 1997.

     Currently, the top four information system providers to the nursing home industry service approximately 33% of the facilities in the total potential market and approximately 55% of those already using computerized information products. Of these, Care Computer Systems is the largest with 11.1% of the total potential market. Most of these company's were started in the late 1980's and some as recently as 1994. Most employ sizeable direct sales forces. If HPSI can distribute the Vision system effectively, the Company could enjoy a significant cost advantage over those that must maintain a dedicated sales presence. The Company's objective is to provide a technologically superior product and distribute through an existing channel, thereby allowing the Company to allocate more of its resources to development, relative to the competition. The Company's primary competitive disadvantage is the sizeable installed bases enjoyed by the market share leaders.

     Because the development of the Vision system has taken longer than originally planned, installations of the systems are significantly behind planned levels as well. Consequently, continuing operating losses resulted in the Company seeking additional obtain new funds in 1996 and 1995, primarily through the private placement of equity securities. Additionally, the Company has had to issue approximately 5 million options and warrants for its stock in order to obtain necessary financial and operational consulting services. The resulting dilution may make it more difficult to obtain equity financing on acceptable terms in the future.

     Vision system users generally sign a 48 month lease for use of the system, thereby allowing them to conserve their cash and to match their expenditures with their monthly receipts. All of these leases that were provided to users with acceptable credit ratings were written by The Neptune Group, Inc. This type of financing arrangement is a key part of the marketability of the Vision system package. In most cases, TNG sells the lease payment streams to third parties, collects a financing and finders fee, and remits cash equivalent to the cash price of the system to DSI, thereby providing DSI, and hence IDSI, with immediate cash flow from the installation of systems. In order to secure this advantage for potential future users and for the Company, in 1996 IDSI purchased substantially all of the assets of The Neptune Group, Inc. by issuing 750,000 shares of common stock and assuming certain liabilities totaling $0.25 million. Cash of $1.3 million was the most significant asset at the time of the purchase.

Liquidity and Capital Resources

     During 1995, the Company experienced operating losses of $4.26 million, $1.94 million of which related to a non-cash write off an investment in RFG. The Company financed the net shortfall of $2.32 million by the private placement of debt, principal amount $1.47 million, with approximately 40 qualified investors raising net proceeds of $1.38 million and by issuing 3.87 million shares of common stock for cash totaling $1.61 million. The Company, which was then Digital Sciences, Inc., had $0.6 million in cash on hand on June 30, 1995.

     During 1996, the Company had a net loss of $4.49 million, of which $0.77 million was a non-cash charge for stock issued for services, $0.38 million resulted from a non-cash charge from further impairment of its investment in RFG prior to the merger of DSI and RFG. Other non-cash charges included depreciation and amortization of $0.39 million. The shortfall in internally generated funds was more than offset by the private placement of of common stock totaling 1.57 million shares, which netted $1.14 million in cash proceeds, and other actions taken as described below. The Company also retired $1.49 million of private placement debt in 1996 as all holders of that debt exchanged the debt in lieu of the cash required for the exercise of Series A stock purchase warrants. The former debt holders received a total of 0.88 million shares of common stock in exchange for the debt.

     The Company collected $0.66 million of related party receivables and also obtained $1.3 million in cash from its acquisition of TNG. At the same time, the Company issued 1,631 shares of its Series A Preferred Stock for $1,000 per share yieding net cash proceeds of $1.5 million. These preferred shares are convertible in common stock at prices equal to 78% of the market price of the stock at conversion. One third of these shares may be converted 50 days after the issue date, which was June 27, 1996, one third after 75 days and one third after 100 days. As of September 26, 1996, 150 shares, representing $0.15 million of face value, has been converted into 121,466 common shares at an average conversion price of $1.23. Under the terms of the Preferred Stock Investment Agreement, for the first 100 days, the Company must maintain total assets of at least $4 million, net assets of at least $2 million and also maintain assets in its wholly owned subsidiary, TNG, equal to the face amount of the unconverted preferred stock. Should those covenants not be maintained for the requisite 100 days after original issue, the holder of the preferred stock could, at its option, convert the remaining unconverted preferred stock into a demand note equal to the face value of the remaining unconverted preferred stock. Management believes these covenants have been maintained and will be fully maintained for the remainder of the required term.

     IDSI, through its wholly owned subsidiary DSI, must sell approximately 25 systems per month to fully fund its current operations from internally generated sources. The most systems sold in any month to date has been four.


Results of Operations

     The main activity of the Company has been the development of the Vision system. In 1996, the Company installed 18 of these systems and received orders and credit applications for 9 more, which have been installed subsequent to the end of the 1996 fiscal year. Although the systems are leased, the term of the standard leasing arrangement runs for more than 75% of the estimated useful life of the system, resulting in sales type lease accounting for these installations. For that reason, the Company speaks in terms of "sales of Vision systems". Sales of Vision systems totaled $636,994 during 1996. There were no units sold in 1995, and revenues for that period were $50,346, consisting mainly of hardware sales and rents associated with the five DSI/Med computer systems which were installed in 1994 and 1995. No installations of this system for physicians' offices were installed in 1996.

     Although a total of 27 systems are currently in operation with users, HPSI considers these systems to be in final testing phase and plans to begin full implementation of its marketing and sales plan in late calendar 1996.

     Costs of goods sold increased to $362,204 in 1996 from $58,487 as a result of the introduction of the Vision system to a limited sample of HPSI's clientele. Development costs totaled $1,529,347 during 1996, an increase of 462% over the $330,980 expended in 1995. Total employment increased to 34 at June 30, 1996 from 4 at June 30, 1995. Administrative expenses increased to $2,170,141 in 1996 from $1,914,490 in 1995, which was reflective of the cost of legal and accounting services associated with the Company's S-4 registration statement that was declared effective on February 9, 1996, the various stock issuances and expenses related to the actual merger of DSI and RFG, and expenses attributable to evaluation of potential acquisition candidates, and the purchase of The Neptune Group, Inc.

     Depreciation and amortization increased in 1996 to $391,031 from $75,622 in 1995 relating to the acquisition of intellectual property via the merger with RFG.

     Interest expense increased to $247,694 in 1996 from $85,793 in 1995 due to the private placement of debt totaling $1,470,000 in early calendar 1995. The debt carried an interest rate of 15% per annum, payable quarterly. The debt was retired in June, 1996 as all debt holders tendered the debt as payment for common stock issued pursuant to the exercise of warrants provided as a unit with the original debt issuance.

     Losses from impairment of DSI's investment in RFG, consisting of 1 million shares, were $375,000 in 1996 and $1,937,000 in 1995. The stock of RFG was received in 1994 in exchange for DSI's proprietary software application generator, "Screenware". The value of RFG's restricted stock was appraised and recorded at $2.5 million at the time of the exchange. Subsequently, the market value of RFG's restricted stock, representing a 50% discount from the low bid quotation of RFG stock on the Nasdaq Over-The-Counter Electronic Bulletin Board, steadily declined throughout 1995 and 1996.

     The net loss for 1996 was $4,488,756 and the net loss for 1995 was $4,255,394. The cumulative loss from inception was $7,503,182. The net loss per share for 1996 was $0.53 and the net loss per share was $0.93 for 1995. Weighted average outstanding shares was 8,521,991 for 1996 and was 4,558,776 for 1996.

Management's Plan for Viability

     Despite the continuing operating losses experienced by the Company since inception, cash reserves of $2.98 million were on hand at June 30, 1996. This cash on hand represents approximately ten months of operating capital should there be no revenues realized during that time.

     Sales of Vision systems resulted in additions to cash of $273,000 in 1996 and are expected to exceed that amount in 1997. The combination of beginning cash reserves, Vision system sales, leasing profits (independent of Vision system leasing) from the newly acquired leasing subsidiary, and careful management of the Company's cash resources are expected to, in the belief of management, provide sufficient liquidity and capital for the continuation of operations during 1997.

Item 7.  Financial Statements.

     The financial statements listed in the index found in Item 13(c) are included in this Report, beginning on Page F-1.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The present directors and executive officers of the Company, their ages, positions held in the Company and duration as such, are listed below. IDSI's Board of Directors is comprised of five members. IDSI's Certificate of Incorporation provides that, as such time as the Board of Directors is comprised of three or more members, the Board of Directors will be divided into three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of the directors will be elected at each annual meeting of stockholders or until their respective successors have been elected and duly qualified, and at least two annual meetings of stockholders may be required for the stockholders to change a majority of the directors, regardless of whether a change in the Board of Directors would be beneficial to IDSI and its stockholders or a majority of IDSI's stockholders believes that such a change would be desirable.

     Officers hold office at the pleasure of the Board Of Directors, absent any employment agreement, of which three currently exist. There is no arrangement between any such person or the Company and any third person pursuant to which such third person was or is to be selected as a director or officer of the Company. There are no family relationships between any director or executive officer.

     The following individuals are the directors and executive officers of IDSI:


     The following individuals are the directors and executive officers of IDSI:


      Name                    Age       Position            In Office Since

      Mark A. Babin           42        President, Chief         1/12/95
                                        Executive Officer,
                                        Chief Financial
                                        Officer and Director

      Raymond F. Blue         66        Director                 4/1/96

      David A. Horowitz       53        Chairman of the Board    4/1/96
                                        and Director

      Robert B. Hyte          51        Director                 4/1/96

      James M. Keller, Jr.    37        Secretary, Treasurer     4/15/93
                                        and Director

     The following is a brief account of the business experience during at least the past five years of each director and executive officer named above, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. Of such persons, only Mark A. Babin, David A. Horowitz and Robert B. Hyte devote full time to the Company's business. James M. Keller and Raymond F. Blue devote only such time to the Company's business as is asked of them from time to time.

     Mark A. Babin has served as a director of the Company since January 12, 1995. Mr. Babin has served as President, Chief Executive Officer, Chief Financial Officer and Director of RFG since January 15, 1995, and served as a consultant to assist RFG's Chief Financial Officer from June 1994 to January 15, 1995. From 1988 to 1994, Mr. Babin was President of Babin & Company, P.C., a consulting firm assisting development stage companies in various industries. From 1983-1988, Mr. Babin served in a number of top financial positions with Airgas, Inc. an $800 million NYSE listed manufacturing and distribution company. Mr. Babin is a certified public accountant and a member of the American Institute of Certified Public Accountants as well as a member of the Michigan Association of Certified Public Accountants.


     David A. Horowitz has served as President, Chief Executive Officer, Treasurer and a Director of DSI since January 1993. From 1989 until 1990, Mr. Horowitz served as founder and president of International Diagnostic Technologies ("IDT"), a development stage company involved with immunodiagnostic and toxicology tests. In December 1990, IDT merged with and into Eubix Technologies, Inc. ("Eubix"). Mr. Horowitz served as President, CEO and a Director of Eubix until June 1992. Mr. Horowitz was a founder and, from 1987 to 1989, served as President and CEO of Calypte Biomedical Company in Berkeley, California. Calypte is a developer, manufacturer and marketer of medical urine based immunodiagnostic tests. From 1985 to 1987, Mr. Horowitz served as Executive Vice President and a Director of ShareData, Inc. in Chandler, Arizona. ShareData was in the entertainment/business software business. Mr. Horowitz was the founder and President of the Electric Book Company of Westport, Connecticut from 1983 to 1985. Mr. Horowitz filed Chapter 11 personal bankruptcy on October 15, 1992.

     Robert B. Hyte has served as Executive Vice President, Secretary, Chief Science Officer and a Director of DSI since January 1993. Mr. Hyte is the author of Screenware, a 4th generation computer programming language used to simplify the development of computer programs written for the Pick operating system. From 1990 to 1992, Mr. Hyte was Vice President, Product Development for Partner Systems, Inc., a computer software company located in Provo, Utah. From 1988 to 1990, Mr. Hyte served as Pick product manager for Rexon Business Machines, a computer hardware and software company located in Los Angeles, California. From 1986 to 1988, Mr. Hyte served as President of Integrated Medical Systems, a company located in Washington, D.C. which produced health care software. From 1980 to 1986, Mr. Hyte served as Vice President and General Manager of the Health Care Systems division of Management Systems Corp., a time sharing company in Salt Lake City, Utah.

      James M. Keller, Jr., has served as Secretary, Treasurer and Director of RFG since April 15, 1993. Mr. Keller has an undergraduate degree from the University of Michigan and a law degree from Wayne State University. He is a partner in the law firm of DeGroot, Keller & Vincent, Grand Rapids, Michigan, with which he became associated in 1986.


Disclosure of Delinquent Filers in response to Item 405 of Regulation S-B.

     One report on Form 4 reporting activity in February of 1996 was filed by Mark A. Babin and was received by the Securities and Exchange Commission on March 12, 1996. The filing of the Form 4 was late by two days. Clerical error is cited for the delay in filing.

     One report on Form 4 reporting activity in April of 1996 was filed by James
M. Keller and was received by the Securities and Exchange Commission on May 15, 1996. The filing of the Form 4 was late by five days. Clerical error is cited for the delay in filing.

     One report on Form 4 reporting  activity in April of 1996 was filed by Mark
A. Babin and was received by the Securities and Exchange Commission on May 14, 1996. The filing of the Form 4 was late by four days. Clerical error is cited for the delay in filing.

Item 10.  Executive Compensation

     Set forth below is information as to the salary paid to the named executive officer's for each of the registrant's last three completed fiscal years.


                                                     Salary           Bonus
Name            Principal Position       Year      Compensation    Compensation

Mark A. Babin      CEO, President,      7/01/95 to   $110,000        $5,000(1)
                   and CFO of IDSI       6/30/96

Mark A. Babin      CEO, President,      1/15/95 to    $48,000
                   and CFO of RFG       6/30/95

Joseph J. Walsh    Previous CEO         7/01/94 to    $46,300
                   and President        1/11/95
                   of RFG

Joseph J. Walsh    Previous CEO         7/01/93 to    $86,000
                   and President        6/30/94
                   of RFG

David A. Horowitz  President, CEO,      4/01/96 to    $32,083(2)
                   and Treasurer of     6/30/96
                   IDS's Subsidiary-DSI
                   Chairman of IDSI

Robert B. Hyte     Executive Vice       4/01/96 to    $32,083(2)
                   President CSO and    6/30/96
                   Secretary of IDS's
                   Subsidiary - DSI
                   Chairman of DSI

- --------------------------

      (1) Mr. Babin's bonus compensation was valued from a non-cash award of 5,000 shares of RFG Common stock valued at $1.00 per share from RFG's Employee Stock Compensation Plan. The share amount and price represent historical prices for Resource Finance Group, Ltd. (RFGP) Common Stock which have been adjusted to reflect the exchange ratio used in the merger of RFG into IDS whereby each four shares of RFGP Common Stock became one share of IDSI Common Stock.
      (2) Includes compensation from April 1, 1996 to July 30, 1996. The base annual salary for both individuals is currently set at $110,000.
- ----------------------------

     The Company has an employment agreement with Mr. Babin pursuant to which he is to be employed as the Company's President and CEO until July 1, 2000. The agreement provides Mr. Babin with an annual salary of $110,000 with annual increases of at least $20,000 a company car, and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.

     The Company has an employment agreement Mr. Horowitz pursuant to which he is to be employed as DSI's President, CEO and Treasurer until January 1, 200. The agreement provides Mr. Horowitz with an annual salary of $110,000 with annual increases of at least $20,000, a company car and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.

     The Company has an employment agreement Mr. Hyte pursuant to which he is to be employed as DSI's Executive Vice President, Chief Science Officer and Secretary until January 1, 2000. The agreement provides Mr. Hyte with an annual salary of $110,000 with annual increases of at least $20,000 a company car, incentive compensation and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)(b) Security Ownership. The following table sets forth as of September 17, 1996, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the company, except as may be otherwise noted.

                 Name and Address           Amount & Nature of      Percent
                 of Beneficial Owner(1)     Beneficial Owner(2)    of Class(3)

Title of Class

Common Stock      Mark A. Babin*               571,250(4)             4.3%

Common Stock      David A. Horowitz*           905,167(5)             6.6%

Common Stock      Robert B. Hyte*            1,091,335(6)             8.0%

Common Stock      James M. Keller*             583,000(7)             4.4%

Common Stock      Raymond J. Blue*              25,000                0.2%

Common Stock      Mid America Venture        1,575,607(8)            11.7%
                  Capital Fund, Inc.
                  716 Norwest Midland Bldg.
                  Minneapolis, MN 55401

Common Stock      Charles J. Newman          1,686,317(9)            13.2%
                  716 Norwest Midland Bldg.
                  Minneapolis, MN  55401

Common Stock      National Purchasing Corp     900,000(10)            6.9%
                  1360 Reynolds Ave.,Ste. 101
                  Irvine CA 92714

Common Stock      The Neptune Group, Inc.      750,000                5.9%
                  (Old Neptune)
                  1266 Main Street
                  Stamford, CT 06902

Common Stock      Visys Capital Group, LLC     750,000(11)            5.5%
                  1266 Main Street
                  Stamford, CT 06902

Common Stock      AMC Consumer Services, LLC   950,000(12)            7.0%
                  63 Wall Street, Ste. 2502
                  New York, NY 10005

Common Stock      *All directors and/or      3,175,752(13)           20.3%
                  officers as group
                  (5 persons)
- -----------------------------------

(1) Unless otherwise indicated, the address is c/o IDS, 2025 East Beltline Ave., SE, Suite 400, Grand Rapids, MI 49546.

(2) Includes shares subject to stock options or warrants to purchase IDSI Common Stock.

(3)   Based on 12,821,218 shares of IDSI Common Stock.

(4) Consists of stock options to purchase 500,000 shares of IDSI Common Stock exercisable at $1.00 per share and 50,000 IDSI shares at $20.00 per share.

(5) Includes stock options to purchase 862,500 shares of IDSI Common Stock, 112,500 of which are exercisable at $.50 per share and 750,000 of which are exercisable at $1.00 per share.

(6) Includes stock options to purchase 878,000 shares of IDSI Common Stock, 128,000 of which are exercisable at $.50 per share and 750,000 of which are exercisable at $1.00 per share.

(7) Includes stock options to purchase 500,000 shares of IDSI Common Stock at $1.00 per share.

(8) Includes stock options to purchase 100,000 shares of IDSI Common Stock exercisable at $.50 per share and warrants to purchase 500,000 shares of IDSI Common Stock exercisable at $1.75 per share.

(9) Includes 975,607 shares, warrants to purchase 500,000 shares of IDSI Common Stock and stock options to purchase 100,000 shares of IDSI Common Stock held by Mid America Venture Capital Fund, Inc. and 100,000 shares of IDSI Common Stock held by National Acceptance Corporation, companies in which Mr. Newman is a controlling shareholder. Mr. Newman disclaims beneficial ownership of such shares.

(10) Includes stock options to purchase 150,000 shares of IDSI Common Stock, exercisable at $18.50 per share, and stock options to purchase 600,000 shares of IDSI Common Stock, exercisable at $4.00 per share.

(11) Includes stock options to purchase 750,000 shares of IDSI Common Stock, exercisable at $4.00 per share.

(12) Includes a warrant to purchase 800,000 shares of IDSI Common Stock, exercisable at $2.25 per share.

(13) Includes stock options to purchase up to 3,175,752 shares of IDSI Common Stock.


Item 12.  Certain Relationships and Related Transactions.

     In March of 1996, DSI assigned 675,000 shares of RFG common stock with a value of $135,000 to Mid America Venture Capital Fund, Inc. for consulting services from April 1, 1996 to March 31, 1997. The 675,000 shares of RFG common stock now amounts to 168,750 shares of IDSI common stock after adjustment to reflect the exchange ratio used in the merger of RFG into IDS whereby each four shares of RFGP Common Stock became one share of IDSI Common Stock. The foregoing transaction which happened prior to the merger was between DSI and Mid America Venture Capital Fund, Inc., but has been listed here to conform with the disclosures as provided in the financial statements as DSI is deemed to be the surviving entity for accounting purposes.

     The amount of $1,114,020 was paid to RFG by DSI for contracted programming and administration services during the year ended June 30, 1996.

     In March of 1996, RFG sold 187,500 shares of DSI common stock that RFG owned to Mid America Venture Capital Fund, Inc. for $316,875 in exchange for promissory notes from Mid America Venture Capital Fund, Inc.

      There were no other transactions, or series of transactions, for the fiscal year ended June 30, 1996, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000.00, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits marked with an asterisk (*) are filed with this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the company will furnish any exhibit indicated in the list below as filed with report upon payment to the Company if its expenses in furnishing the information.


2.0  Plan of Acquisition/Merger

2.1 Agreement and Plan of Merger, dated as of April 15, 1995, by and between the Intelligent Decision Systems, Inc. and the Company. A copy was filed with the SEC on June 2, 1995 as an exhibit to the Company's Form S-4 Registration Statement.

2.2 Amended and Restated Agreement and Plan of Merger, dated as of July 14, 1995, by and among Digital Sciences, Inc., the Company and DSI Acquisition Corp. A copy was filed with the SEC on August 14, 1995 as an exhibit to the Company's amendment no. 1 to the Form S-4 Registration Statement.

3.0   Articles and Bylaws

3.1   Articles of Incorporation of RFG [1]

3.2   Bylaws of the RFG [1]

3.3   Articles of Incorporation of IDSI [2]

3.4   Bylaws of the IDSI [2]

4.0   Instruments Establishing Rights of Security Holders

4.1 Warrant Agreement between RFG and Corporate Stock Transfer, Inc. (includes specimen of warrant) [1]

4.2   Specimen common stock certificates of RFG [1]

4.3   Specimen common stock certificates of the Company [2]

10.1  1993 Employee Stock Compensation Plan

10.2  1993 Incentive Stock Option Plan

10.3  1993 Non-Statutory Stock Option Plan

10.4  Agreement between the Company and Crutchfield Corporation dated
      July 1, 1993

10.5 Trade agreement between the Company and George Enrique Rossi dated July 1, 1993

10.6  Digital Sciences, Inc. contracts

10.7  National Purchasing Corporation contract

10.8  Mark Babin consulting contract

10.9  River Capital, Inc. agreement with commitment letter

10.10 Amended and Restated Joint Operating Agreement. A copy was filed with the SEC on August 14, 1995 as an exhibit to the Company's amendment no. 1 to the Form S-4 Registration Statement.

10.11 DSI Stock Option Plan for Employees (assumed by IDSI pursuant to the terms of the Agreement and Plan of Merger dated July 14, 1995) [2]

10.11 Agreement of Sale dated June 27, 1996 between the Company and The Neptune Group, inc. A copy was filed with the SEC on July 11, 1996 as an exhibit to the Company's Form 8-K.

10.12 Employment Agreement with Mark A. Babin*

10.13 Employment Agreement with David A. Horowitz*

10.14 Employment Agreement with Robert B. Hyte*

10.14 Employment Agreement with Eugene J. Feher*

10.14 Employment Agreement with Jonathan Preiser*

10.14 Employment Agreement with Scott J. Preiser*

21.0  Subsidiaries of the Company*

27.0  Financial Data Schedule*

24.0  Consent of Experts and Counsel
- -------------------------------


    [1] Incorporated by reference to Registration Statement on Form S-1 of
        Resource Finance Group, Ltd., file no. 33-42904.

    [2] Filed as an Exhibit to the Company's Registration Statement on Form S-4,
        File No. 33-93058, which was declared effective by the Securities and Exchange Commission on February 9, 1996 and incorporated herein by reference.
- -------------------------------


(b)   Reports on Form 8-K.

      A report on Form 8-K was filed for an event reported April 1, 1996.

      A report on Form 8K and 8-K/A was filed for an event reported June 28, 1996.


(c)  Financial Statements Index:

           INDEPENDENT AUDITORS REPORT ..................F-1
           BALANCE SHEET.................................F-2
           STATEMENTS OF STOCKHOLDERS' EQUITY............F-4
           STATEMENTS OF OPERATIONS......................F-9
           STATEMENTS OF CASH FLOWS......................F-10
           NOTES TO FINANCIAL STATEMENTS.................F-12

d)  Financial Statement Schedules:  None.

                            SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 30, 1996  INTELLIGENT DECISION SYSTEMS, INC.


                          By  /s/ Mark A. Babin
                              Mark A. Babin, President

     In accordance with the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
Date
Title

/s/ Mark A. Babin
Mark A. Babin, President
September 27, 1996
Chief Executive Officer
Chief Financial Officer

/s/ James M. Keller, Jr.
James M. Keller, Jr.
September 27, 1996
Secretary, Treasurer, Director

/s/ Robert B. Hyte
Robert B. Hyte
September 27, 1996
Director

/s/ Raymond F. Blue
Raymond F. Blue
September 27, 1996
Director

Board of Directors
Intelligent Decision Systems, Inc.
Grand Rapids, Michigan

                        Independent Auditors' Report



     We have audited the accompanying balance sheets of Intelligent Decision Systems, Inc. (a Development Stage Company) as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Digital Sciences, Inc. (A Development Stage Company) from inception to December 31, 1993 were audited by other auditors whose report dated April 26, 1994 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Decision Systems, Inc., (a Development Stage Company) as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/Wilber & Townshend

Jenison, Michigan
September 27, 1996

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                    (Successor to Resource Finance Group, Ltd.)
                          (A Development Stage Company)
                                   BALANCE SHEETS
                              June 30, 1996 and 1995
- --------------------------------------------------------------------------------




                                     ASSETS
                                                   1996                 1995
                                               -----------           ---------
CURRENT ASSETS
     Cash and cash equivalents                 $ 3,064,329           $ 620,992
     Accounts Receivable
       Trade, net of allowance for doubtful
         accounts of $8,000 and $848                53,253              12,368
       Related parties                                   0             490,068
     Net investment in sales-type leases           143,394                   0
     Federal income tax refund receivable                0               7,000
     Inventories                                   146,940              61,399
     Contractual rights                            251,250                   0
     Prepaid expenses                               16,766              22,861
                                                 ---------           ---------
TOTAL CURRENT ASSETS                             3,675,932           1,214,688

PROPERTY AND EQUIPMENT, NET                        399,584             119,265

OTHER ASSETS
     Contractual rights                            194,445                   0
     Investments                                         0             562,500
     Net investments in sales-type leases          105,590                   0
     Intellectual property - net of
      amortization                               1,726,191                   0
     Deferred financing costs - net of
      amortization                                       0             143,551
     Other - net of amortization                   158,736                   0
                                                 ---------           ---------
                                               $ 6,260,478         $ 2,152,804
                                                 =========           =========







See accompanying notes to financial statements

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                    (Successor to Resource Finance Group, Ltd.)
                          (A Development Stage Company)
                                   BALANCE SHEETS
                              June 30, 1996 and 1995
- --------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   1996                1995
                                               -----------        ------------
CURRENT LIABILITIES
     Bank overdraft                            $    81,044        $          0
     Current portion- long term debt                44,534               5,254
     Notes payable                                   9,000                   0
     Accounts payable                              470,946              22,351
     Payroll and sales taxes payable                 5,311               5,493
     Accrued compensation                          263,435              24,697
     Accrued interest                              168,341              76,705
     Accrued expenses                              137,946                   0
                                                 ---------           ---------

     TOTAL CURRENT LIABILITIES                 $ 1,180,557             134,500

LONG-TERM DEBT                                     136,758           1,480,751

COMMITMENTS AND CONTINGENCIES                            0                   0

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value;
       1,000,000 and 3,000,000 shares
       authorized; 1,631 and 0 shares
       issued and outstanding                            2                   0
     Additional paid-in capital                  1,500,518                   0
     Common stock; $.001 and $.002 par value;
       30,000,000 and 11,000,000 shares
       authorized; 12,323,332 and 7,314,636
       shares issued and outstanding                12,323              14,629
     Additional paid in capital                 10,942,801           3,537,349
     Deficit accumulated during the
       development stage                        (7,512,481)         (3,014,425)
                                                 ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                       4,943,163             537,553
                                                 ---------           ---------

                                              $  6,260,478         $ 2,152,804
                                                 =========           =========


                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1996
- -------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                         Deficit
                                                                                                        Accumulated
                                              Additional                     Additional       Less       During the       Total
                                               Paid-in                        Paid-in       Unearned    Development    Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation    Stage          Equity



Date of inception
  January 19, 1993              0  $      0  $        0         0  $    0     $        0   $     0     $         0     $        0

Shares issued for
  for equipment
  and services            351,000       702       2,392                                                                     3,094

Shares issued for cash    210,600       421      64,579                                                                    65,000

Shares issued for
  technology              202,800       406       4,594                                                                     5,000

Stock option granted                              4,648                                     (4,648)                             0

Net loss                                                                                                  (468,007)      (468,007)
                          -------     -----      ------        -        -              -     -----         -------        -------
Balance, June 30, 1993    764,400  $  1,529 $   76,213         0   $    0     $        0   $(4,648)    $  (468,007)    $ (394,913)










See accompanying notes to financial statements.

                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1996
- -------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                         Deficit
                                                                                                        Accumulated
                                              Additional                     Additional       Less       During the       Total
                                               Paid-in                        Paid-in       Unearned    Development    Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation    Stage          Equity




Balance, June 30, 1993    764,400  $  1,529  $   76,213        0   $    0     $   0        $(4,648)    $  (468,007)    $ (394,913)

Shares issued for
  for equipment
  and services            291,942       584     145,387                                                                   145,971

Shares issued for cash     50,000       100      24,900                                                                    25,000

Capital contribution
  of equipment and
  services                                       35,000                                                                    35,000

Public offering           400,000       800     173,200                                                                   174,000

Stock option grant                               24,050                                                                    24,050

Cancellation of
  stock option                                  ( 4,648)                                     4,648                              0

Shares issued for cash    190,977       382      79,618                                                                    80,000

Shares issued for
  licensing agreement     290,000       580     489,520                                                                   490,100

Net income                                                                                               1,708,968      1,708,968
                        ---------     -----   ---------        -        -         -          -----       ---------      ---------
Balance, June 30, 1994  1,987,319  $  3,975  $1,043,240        0   $    0     $   0        $     0     $ 1,240,961     $2,288,176




See accompanying notes to financial statements.




                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1996
- -------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                         Deficit
                                                                                                        Accumulated
                                              Additional                     Additional       Less       During the       Total
                                               Paid-in                        Paid-in       Unearned    Development    Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation    Stage          Equity


Balance, June 30, 1994  1,987,319  $  3,975  $1,043,240        0   $    0     $        0   $     0     $ 1,240,961     $2,288,176


Shares issued for cash    879,166     1,758     407,092                                                                   408,850

Shares issued for
  services                723,371     1,447     360,241                                                                   361,688

Shares issued for
  retirement of debt      124,250       249      41,726                                                                    41,975

Shares issued for cash    714,285     1,429     248,571                                                                   250,000

Shares issued for
  services                148,500       297      73,953                                                                    74,250

Shares issued for cash  1,228,572     2,457     427,543                                                                   430,000

Shares issued for
  contractual rights      250,000       500     124,500                                                                   125,000

Shares issued for
  retirement of debt       59,173       117     212,883                                                                   213,000

Shares issued for cash  1,050,000     2,100     522,900                                                                   525,000

Shares issued for
  services                150,000       300      74,700                                                                    75,000

Net loss                                                                                                (4,255,386)    (4,255,386)
                        ---------   ------    ---------       -        -               -         -       ---------      ---------
Balance, June 30, 1995  7,314,636  $14,629   $3,537,349       0    $   0      $        0   $     0     $(3,014,425)    $  537,553


See accompanying notes to financial statements.




                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1996
- -------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                         Deficit
                                                                                                        Accumulated
                                              Additional                     Additional       Less       During the       Total
                                               Paid-in                        Paid-in       Unearned    Development    Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation    Stage          Equity


Balance, June 30, 1995  7,314,636  $ 14,629  $ 3,537,349        0  $     0    $        0   $     0     $(3,014,425)    $  537,553

Shares issued for cash  1,428,572     2,857      997,143                                                                1,000,000

Stock options
  exercised               138,760       139      138,621                                                                  138,760

Shares issued for
  purchase of Resource
  Finance Group, Ltd.   1,590,850     1,591    2,266,836                                                                2,268,427

Reclassification
   of par value                     ( 8,744)       8,744                                                                        0

Shares issued for
  services                220,860       221      542,469                                                                  542,690

Shares issued for
  retirement of debt      881,654       882    1,442,718                                                                1,443,600

Shares issued for
  purchase of net
  assets of Neptune
  Group, Inc.             750,000       750    1,480,235                                                                1,480,985

                            (Continued on next page)




                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1996
- -------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                         Deficit
                                                                                                        Accumulated
                                              Additional                     Additional       Less       During the       Total
                                               Paid-in                        Paid-in       Unearned    Development    Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation    Stage          Equity



Preferred stock issued
  for cash                                                  1,631        2      1,500,518                               1,500,520

Dissenting shares
  cancelled              (  2,000)    (   2)    (  2,860)                                                                 ( 2,862)

Stock options granted                            531,546                                                                  531,546

Unrealized loss
  on marketable
  securities                                                                                               ( 9,300)       ( 9,300)

Net loss                                                                                                (4,488,756)    (4,488,756)
                        ----------   ------   ----------    -----        -      ---------         -      ---------      ---------
Balance, June 30,
  1996                  12,323,332   12,323  $10,942,801    1,631  $     2    $ 1,500,518  $      0    $(7,512,481)    $4,943,163
                        ==========   ======   ==========    =====        =      =========         =      =========      =========

See accompanying notes to financial statements.


                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                    (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS
                                              For the Years Ended June 30, 1996 and 1995
                                                   and Cumulative Amounts from
                                     January 19, 1993 (Date of Inception) through June 30, 1996
- -------------------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                                            Amounts from
                                                           1996             1995              Inception
                                                       -----------      ------------        -------------
NET REVENUES                                          $   635,994       $    50,346         $ 1,064,785

Costs and expenses
     Cost of goods sold                                   362,204            58,487             548,445
     Selling, general and
     administrative expenses                            3,793,790         2,168,300           7,446,944
     Depreciation and amortization                        391,031            77,169             489,724
     Interest expense                                     247,694            85,793             333,935
                                                        ---------         ---------           ---------
                                                        4,794,719         2,389,749           8,819,048
                                                        ---------         ---------           ---------

OPERATING LOSS                                         (4,158,725)       (2,339,403)         (7,754,263)

OTHER INCOME (EXPENSE)
     Miscellaneous income                                  43,464            21,517              63,743
     Loss from impairment of investment                (  375,000)       (1,937,500)         (2,312,500)
     Gain on sale of intellectual property                      0                 0           2,498,334
     Gain on sale of assets                                 1,505                 0               1,505
                                                        ---------         ---------           ---------
NET LOSS BEFORE TAXES                                  (4,488,756)       (4,255,386)         (7,503,181)

     Provision for (recoverable) income taxes                   0                 0                    0
                                                        ---------         ---------           ---------
NET  (LOSS)                                           $(4,488,756)      $(4,255,386)        $(7,503,181)
                                                        =========         =========           =========

     Earnings per common share
             Net (loss)                                  $(0.53)           $(0.93)
                                                           ====              ====
             Weighted Average Shares                    8,521,991         4,558,776
                                                        =========         =========








See accompanying notes to financial statements.



                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                               For the Years Ended June 30, 1996 and 1995
                                                      and Cumulative Amounts from
                                      January 19, 1993 (Date of Inception) through June 30, 1996
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                                                                                    Amounts from
                                                                                  1996               1995             Inception
                                                                                ---------         ---------           ---------
Cash flows from operating activities
     Net (Loss)                                                               $(4,488,756)      $(4,255,386)        $(7,503,181)
     Non-cash items included in net income (loss):
       Depreciation                                                               158,048            33,385             210,914
       Amortization of intangible assets                                          232,983            43,783             278,810
       Amortization of service contracts                                           58,750                 0              58,750
       Compensation from stock option grants                                            0                 0              24,050
       Gain on sale of assets                                                     (14,005)                0             (14,005)
       Legal settlement obligation                                                      0            18,175              18,715
       Services contributed as paid in capital                                          0                 0              22,346
       Stock issued for license agreement                                               0                 0             490,100
       Stock issued as payment for services                                       774,236           510,938           1,425,564
       Gain on sale of intellectual property                                            0                 0          (2,498,334)
       Loss on impairment of investments                                          375,000         1,937,500           2,312,500
Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                          (5,957)           18,929             (18,325)
       (Increase) decrease in related party receivables                           490,068          (471,637)                  0
       (Increase) decrease in taxes receivable                                      7,000            (7,000)                  0
       (Increase) in inventories                                                 (110,152)          (29,398)           (146,940)
       Decrease in prepaid expenses                                                22,861             6,134                   0
       Increase in deferred financing costs                                             0          (170,750)                  0
       Increase (decrease) in bank overdraft                                       81,044           (46,230)             81,044
       (Increase) in deposits                                                     (11,310)                0             (11,310)
       Increase (decrease) in accounts payable                                     85,565            (5,927)            107,916
       Increase (decrease) in payroll and sales tax payable                          (182)              385               5,311
       Increase in accrued compensation                                           192,283            17,982             216,980
       Increase (decrease) in accrued expenses                                    134,677            (1,319)            134,677
       Increase in accrued interest                                                84,525            76,705             161,230
                                                                                ---------         ---------           ---------
       Net cash used in operating activities                                  $(1,933,322)      $(2,323,731)         (4,643,188)










See accompanying notes to financial statements.


                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                               For the Years Ended June 30, 1996 and 1995
                                                      and Cumulative Amounts from
                                      January 19, 1993 (Date of Inception) through June 30, 1996
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Cumulative
                                                                                                                    Amounts from
                                                                                  1996               1995             Inception
                                                                                ---------         ---------           ---------
Cash flows from investing activities
       Investment in sales-type lease                                            (147,614)                0            (147,614)
       Acquisition of property and equipment                                     (228,777)         (136,958)           (362,082)
       Proceeds from sale of assets                                                 3,512                 0               3,512
                                                                                ---------         ---------            --------
       Net cash used in investing activities                                     (372,879)         (136,958)           (506,184)

Cash flows from financing activities
     Proceeds from related party short-term borrowings                            559,658                 0             692,158
     Proceeds from private placement debt                                          20,000         1,470,000           1,490,000
     Proceeds from capital leases                                                 189,912                 0             189,912
     Payments for related party short-term borrowings                                   0                 0             (93,500)
     Payments on long-term debt                                                    (5,253)           (2,170)            ( 7,963)
     Payments on capital leases                                                   (19,372)                0             (19,372)
     Proceeds from issuance of stock                                            4,004,593         1,613,851           5,988,466
     Payments related to issuance of stock                                              0                 0             (26,000)
                                                                                ---------         ---------           ---------
     Net cash provided by financing activities                                  4,749,538         3,081,681           8,213,701
                                                                                ---------         ---------           ---------

     Net increase in cash and cash equivalents                                  2,443,337           620,992           3,064,329
     Cash at beginning of year                                                    620,992                 0                   0
                                                                                ---------         ---------           ---------
     Cash at end of year                                                       $3,064,329        $  620,992          $3,064,329
                                                                                =========         =========           =========

SUPPLEMENTAL CASH FLOW DATA

     Cash paid for interest                                                    $  162,719        $    2,225
     Cash paid for income taxes                                                         0             7,000

Supplemental schedule of non-cash investing and financing activities

     Common stock issued for payment of accounts
        and notes payable to affiliates                                        $        0        $  254,975
     Common stock issued for software license                                           0           125,000
     Common stock issued for retirement of debt                                 1,443,600            41,975
     Common stock issued for contractual rights                                   300,000                 0
     Transfers of inventory to property and equipment                              24,611                 0
     Exchange of investments for contractual rights                               135,000                 0

Acquisitions of businesses
     Fair value of assets acquired                                             $4,134,476        $        0
     Fair value of liabilities assumed                                           (385,064)                0
                                                                                ---------         ---------
     Common stock issued                                                       $3,749,412        $        0
                                                                                =========         =========





See accompanying notes to financial statements.

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                   (Successor to Resource Finance Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

Intelligent Decision Systems, Inc. ("IDSI") is a development stage company, incorporated June, 1995 under the laws of the State of Delaware, which succeeded Resource Finance Group, Ltd. ("RFG", incorporated August, 12, 1991) via a reincorporation merger on April 1, 1996. IDSI exchanged one share of its stock for each four shares of RFG. IDSI then effected a merger with Digital Sciences, Inc. ("DSI") by exchanging its common shares for DSI's outstanding common shares on a one for one basis. As a result, DSI's former shareholders held approximately 85% of IDSI's outstanding shares immediately after the merger. DSI is deemed to be the surviving accounting entity. DSI adopted RFG/IDSI's fiscal year end of June 30. The results from operations include those of RFG from the time of the merger only, that is, from April 1, 1996.

Digital Sciences, Inc. ("DSI") was a development stage company which incorporated on January 19, 1993 under the laws of the state of Nevada as Data Sciences, Inc. in anticipation of the subsequent purchase of certain intellectual property called "Screenware". On January 26, 1993, DSI entered into an agreement with Mr. Robert Hyte (the "Seller") to purchase such property in exchange for 202,800 shares of common stock of DSI. In May, 1994, DSI changed its name to Digital Sciences, Inc.

Utilizing its proprietary software, Screenware, DSI developed its first product, a "Physicians's Office Management System" (the "DSI/MED System") during 1993.

In May, 1994, DSI sold Screenware, a fourth generation level screen design tool to Resource Finance Group, Ltd. ("RFG") in exchange for RFG stock and concurrently entered into several other agreements with RFG, which had the combined effect of encouraging closer cooperation between the two companies. In July, 1994, DSI and RFG entered into an agreement with National Purchasing Corporation, a privately held company doing business as HPSI, whereby each party agreed to provide certain goods and services toward the development of a proprietary business management system designed to serve a significant segment of the health care industry (the "Vision System").

In January, 1995, DSI entered into an agreement with Visual Information Services Corp. ("Viscorp"), where in exchange for 250,000 shares of its sole class of common stock, DSI received an exclusive license to purchase and use Viscorp's interface technology in systems applications used by the Health Care industry in the United States and Canada for a period of ten years. DSI would also pay user fees based on its revenues derived from the Viscorp product, the precise terms of which have yet to be negotiated.

In August, 1995, DSI entered into a joint operating agreement with RFG, pursuant to which RFG and DSI would cooperate in sharing the costs of certain operational matters. Under the Joint Operating Agreement, RFG provided DSI with, among other things, accounting, financial reporting, payroll and administrative services and programmers on a subcontracted basis and DSI provided RFG with, among other things, funds adequate to cover the costs of maintaining RFG's corporate, legal, financial, accounting and administrative capabilities.

Pursuant to the aforementioned business combination, DSI and RFG filed a joint S-4 Stock Registration Statement with the Securities & Exchange Commission, which was declared effective on February 9, 1996. A special meeting of the shareholders was held on March 22, 1996 and the proposed merger was approved. The merger was consummated on April 1, 1996. Thereafter, DSI and RFG became IDSI, with DSI becoming a wholly owned subsidiary of IDSI.

On June 28, 1996, IDSI issued shares and assumed liabilities in exchange for substantially all of the assets of The Neptune Group, Inc. ("TNG"). TNG is a leasing operation providing financing to purchasers of medical equipment and computer systems.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash equilavents. Investments which do not meet the definition of cash equivalents are classified as marketable securities.

Inventories

Inventories are stated at the lower of cost or market with cost being determined under the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of such assets, generally from two to ten years.

Intangible assets and amortization

Intangible assets are amortized using the straight-line method over their estimated useful lives. Asset lives are assigned in accordance with the following schedule:

    Software-internal use  2 to 5 years  Intellectual property   7 years
    Goodwill               15 years      Organization costs      5 years

The intellectual property acquired by the Company is used to create new software products, and is designed to increase the pace of such development. It can also be resold as a separate unit of software. The intellectual property attained technological feasibility prior to its purchase, and has been used to develop other software products that also have attained technological feasibility which have been sold to independent users.

As of each balance sheet date, management assesses the recoverability of intangible assets by comparing the amount of estimated future revenues to be generated from the assets acquired or, in the case of goodwill, the business acquired, less the related future costs of maintenance and customer support, to the unamortized costs for each intangible asset to determine whether any impairment has occurred, and if so, unamortized costs are written down to their net realizeable value and the resulting adjustment is charged to amortization expense for the period presented. Once an impairment has been recorded, its recorded unamortized balance is not increased.

Income taxes

The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that these items would be anti-dilutive. Earnings per share is retroactively adjusted for stock splits and dividends.

Revenue Recognition

Revenues from the sale of Vision computer systems are recorded upon acknowledgement of acceptance of the system by the customer and costs of goods sold for the hardware included are recorded as specifically identified. Revenue from the sale of all other computer systems and software are recorded upon shipment. Related future maintenance and support costs are estimated and charged to expense when the related revenue is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Stock-Based Compensation

In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair- value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. As provided in SFAS 123 The Company has elected to forego early adoption of the pro forma disclosures requested by SFAS 123.

As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position.

Changes in Accounting Principles

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived  Assets and Long-Lived  Assets to be Disposed of" (SFAS
121), was adopted as of July 1, 1994. SFAS 121 standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no impact upon earnings for the year ended June 30, 1995.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments In Debt and Equity Securities" (SFAS 115), was adopted as of July 1, 1994. SFAS 115 requires that the carrying value of certain investments be adjusted to their fair value.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 2 - NET INVESTMENTS IN SALES TYPE LEASES

The company's leasing operations consist of leasing Vision Systems to the end users. Although significant portions of most leases are sold, certain leases are retained and certain leases are in the process of being sold. These leases are reported as net investment in sales type leases. The following lists the components of net investment in sales type leases as of June 30,1996.

    Total minimum  lease  payments to be received  $ 193,525
    Estimated  residual values of lease property       9,132
    Less unearned income                             (50,817)
                                                    --------
    Net invested in sales type leases                151,840
    Net investment in leases to be sold               97,144
                                                    --------
    Total net investment in sales type leases      $ 248,984
                                                    ========
NOTE 3 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The company is a party to off-balance sheet risk is the normal course of business by entering into sales type leases for Vision Systems with its customers and by selling the leases to third party financing services with recourse. The Company's policy is to retain collateral rights to the Vision System including the right to remarket the system and collect user fees for hardware, software and maintenance.

During 1996 the Company sold contracts aggregating $290,000. The lease contracts are generally payable over thirty six months at interest rates ranging from 7.75% to 11.5% per annum. These contracts have a recourse balance of $267,000 at June 30, 1996.

Revenues are recognized based upon the net present value of the sales contract with the user of the system. Imputed interest rates on these contracts for 1996 range from 16.9% to 18.7%.

NOTE 4 - INVENTORIES

Inventories consist of purchased computer hardware components for use in the construction of Vision computer systems. These systems are assembled and shipped to order and, as such, there are no finished goods or work in process.

NOTE 5 - CONTRACTUAL RIGHTS

In February 1995, DSI issued 250,000 shares of restricted common stock at $.50 per share to Visual Information Services, Corporation (Viscorp) in exchange for an exclusive license to purchase and use certain technology in the United States and Canada for a period of ten years. The cost is being amortized over 36 months and the net book value is included in contractual rights. Management expects to recover the unamortized balance as part of future Vision System sales. On March 27, 1996 DSI entered into an agreement with a related party to exchange one year of consulting services at $135,000 for 675,000 shares of stock in Resource Finance Group, Ltd. The unexpired portion of the contract is reflected in the balance sheet as contractual rights. On May 5, 1996 IDSI entered into an agreement with a consultant for services to be performed over a 24 month period at a value of $300,000 payable by the issuance of 150,000 shares of stock. The unexpired portion of the contract is reflected in the balance sheet as contractual rights. A summary of contractual rights is as follows:
                                       1996        1995
                                       ----        ----
    License from Viscorp            $ 69,445     $112,800
    Agreement with related party     101,250            0
    Agreement with consultant        275,000            0
                                     -------      -------
                                    $445,695     $112,800
                                     =======      =======

    Current asset                    251,250            0
    Other asset                      194,445      112,800
                                     -------      -------
                                    $445,695     $112,800
                                     =======      =======

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment comprised of the following at June 30, 1996 and 1995:

                         Capital lease         Other               Total
                          1996   1995     1996      1995      1996       1995
                          ----   ----     ----      ----      ----       ----

Leasehold improvements $  2,888  $  0  $  5,850  $      0   $  8,738   $      0
Furniture and fixtures   94,571     0    32,717    22,490    127,288     22,490
Office equipment         55,947     0    24,350     9,485     80,297      9,485
Production equipment          0     0     2,082         0      2,082          0
Computer Equipment      171,730     0   234,528   140,156    406,258    140,156
                        -------   ---   -------   -------    -------    -------
                       $325,136     0  $299,527   172,131    624,663    172,131
Less accumulated
  depreciation          (49,069)    0  (176,010)  (52,866)  (225,079)   (52,866)
                        -------   ---   -------   -------    -------    -------
                       $276,067  $  0  $123,517  $119,265   $399,584   $119,265
                        =======   ===   =======   =======    =======    =======

Depreciation expense for 1996 and 1995 was $158,049 and $33,386, respectively.

NOTE 7 - INVESTMENTS

In 1996, the Company sold 1,000,000 shares of RFG stock to a related party. 675,000 shares were payment for a consulting agreement with the related party dated March 27, 1996 valued at $.20 per share. 375,000 shares were transferred in exchange for a $65,000 note receivable from the related party. The note receivable was repaid by June 30, 1996.

The Company owns 500,000 shares of restricted common stock of Med-Search, Inc., a California-based company. The shares were received from Med-Search pursuant to an agreement for the sale of distribution rights to Med-Search to market the Company's software product in California. Pursuant to the rules for recording non-monetary transactions, neither the shares of common stock received nor the corresponding sale were recorded by the Company due to the uncertainty of the valuation. The stock is likewise held at no value as of June 30, 1996 and 1995 as the value is deemed not readily determinable.

The Company also owns 46,500 shares of Falcon Group Ltd. stock which were deemed to be of no value at June 30, 1996 and 1995.

Equity securities are classified as available for sale and carried at fair value. Equity securities are written down (as realized losses) for other than temporary declines in value. Unrealized gains and losses related to such securities, are reported as components of stockholders' equity.

NOTE 8 - INTELLECTUAL PROPERTY, AMORTIZATION AND IMPAIRMENT

Intellectual property represents the amortized balance of "Screenware," a proprietary programming tool for use in developing the Vision System and future applications. Amortization expense for 1996 and 1995 is $89,286 and $0 respectively. No impairment expense was recorded in either year.

NOTE 9 - NOTE PAYABLE

The unsecured note is payable on demand to an individual and bears interest at the rate of 20% per annum.

NOTE 10 - LONG-TERM DEBT AND DEFERRED FINANCING COSTS

Private placement notes - During 1995 DSI issued unsecured debt obligations totaling $1,470,000. In addition to interest payable semiannually at the rate of 15% per annum, series A and B warrants were issued to purchase 745,000 shares each at $2 and $4 per share respectively.

The debt was paid in 1996 through exercising the "A" warrants. Costs of obtaining the debt proceeds totaling $170,750 were capitalized and charged against earnings using the bonds outstanding method. Such charges totaled $97,191 in 1996 and $27,199

                INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 10 - LONG-TERM DEBT AND DEFERRED FINANCING COSTS - continued

in 1995. The remaining $46,400 was netted against the proceeds from the warrants. A summary of long-term debt is as follows:

                                                    1996             1995
                                                    ----             ----

    Private Placement Debt - as described above   $      0       $ 1,470,000

    Settlement  obligations  payable in monthly
    installments  of $786 including interest at
    an effective rate of 22.7% per annum until
    October, 1997.                                  10,752            16,005

    Obligations Under Capital Lease-During 1996
    the Company entered into various capital
    leases with monthly payments aggregating
    $5,395 including interest at effective
    rates ranging from 15.8% to 21.8%.  The
    lease obligations are secured by the
    specific equipment under each lease.           170,540
                                                   -------         ---------
                                                   181,292         1,486,005
    Less current portion                           (44,534)           (5,254)
                                                   -------         ---------
                                                  $136,758       $ 1,480,751
                                                   ========        =========

    Debt reduction payments by year:  1997    44,534
                                      1998    49,036
                                      1999    51,368
                                      2000    30,773
                                      2001     5,581

NOTE 11 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and for 1996 and 1995 were $854,372 and $330,980 respectively.

NOTE 12 - INCOME TAXES

The provision for income taxes charged to continuing operation is as follows:

                                                1996          1999
                                                ----          ----
    Current                                 $         0     $       0
    Deferred                                 (1,699,500)     (635,991)
    Deferred tax asset valuation adjustment   1,699,500       635,991
                                              ---------       -------
    Total provision                         $         0     $       0
                                              =========       =======

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES - continued

 As of June 30, 1996 and 1995 the Company's deferred tax asset account consisted of the following:

Deferred Tax Liabilities:
    Depreciation                             $        0     $    1,544
    Amortization                                350,700        266,015
Deferred Tax Assets:
    Depreciation                                (32,500)             0
                                              ---------       --------
    Loss Carryforwards                       (3,592,700)      (903,550)
                                            $(3,274,500)    $ (635,991)

Deferred Tax Asset Valuation
    Allowance                                 3,274,500        635,991
                                              ---------        -------
    Net Deferred Tax Asset                  $         0     $        0
                                              =========        =======

    Current Portion                         $         0     $        0
    Less current valuation allowance                  0              0
    Long-term portion                        (3,274,500)      (635,991)
    Less non-current valuation allowance      3,274,500        635,991
                                              ---------        -------
                                            $         0     $        0
                                              =========        =======

The net change in total valuation allowance is an increase of $1,699,500.

Since the Company had no previous earnings, the current net operation loss represents a potential carry forward to be applied to future earnings. Although management believes that the tax benefit of the loss carryforward will ultimately be realized, a valuation allowance is established in the amount of the estimated benefit as historical operations have not been profitable.

The net operating loss carryforward is $8,647,044 and expires as follows:

                            2007       $   10,225
                            2008           52,857
                            2009          930,659
                            2010        4,028,560
                            2011        3,624,743

NOTE 13 - COMMITMENTS

Employment and consulting agreements - During 1996 the Company entered into employment agreements with several of its key executives to continue their employment through all or a portion of the year 2001. Additionally the Company entered into an agreement with the major stockholders of The Neptune Group, Inc. to provide consulting services over a similar period of time. Commitments from these agreements are summarized as follows:

                        Employees     Consultants             Total
                        ---------     -----------             -----
    1997               $ 630,000      $  275,000           $  905,000
    1998                 630,000         275,000              905,000
    1999                 630,000         275,000              905,000
    2000                 630,000         275,000              905,000
    2001                 465,000         135,000              600,000
                        ---------      ---------            ---------
                       $2,985,000     $1,235,000           $4,220,000
                        =========      =========            =========

In addition to the above there is a commitment to pay the consultants a fee of $1,000 per Vision System sold.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 13 -COMMITMENTS - continued

Leases - The Company leases its office space, company vehicles, and equipment under non-cancelable lease agreements. The Company has the option to acquire the lease vehicles at the end of the respective terms of the leases at fair market value. Expenses under lease agreements for 1996 and 1995 were $121,190 and $77,284, respectively. Future minimum lease obligations are:

June 30                Facilities      Vehicles     Equipment       Total
                       ----------      --------     ---------       -----

1997                   $ 102,604       $25,999     $   4,875       $133,478
1998                      94,567        22,254         3,384        120,205
1999                      68,134        15,957         2,302         86,393
2000                      68,134         7,128            --         75,262
2001                      34,067         7,128            --         41,195
                         -------        ------        ------        -------
                        $367,506       $78,466       $10,561       $465,533
                         =======        ======        ======        =======

NOTE 14 - STOCKHOLDERS' EQUITY

Reverse stock split

On May 2, 1994, DSI effected a one-for-two reverse stock split of its outstanding common stock. All references in the financial statements to shares issued, average number of shares outstanding and related prices and per share data in the accompanying financial statements have been restated to reflect this reverse stock split.

Preferred stock

The Articles of Incorporation of DSI authorized 3,000,000 of $.001 par value preferred stock. The Board of Directors of DSI was empowered to establish and to designate each class or special preferences of the preferred shares and to set the terms of such shares (including terms with respect to dividends, liquidation preferences, conversion, redemption, voting rights and preferences). There were no shares of preferred stock issued or outstanding as of June 30, 1995.

The articles of Incorporation for IDSI authorized 1,000,000 shares of $.001 par value preferred stock. On June 27, 1996 the Company issued 1,631 shares of Series A convertible preferred stock for $1,000 per share less offering costs of $130,480. The preferred shares are convertible into common shares at various dates up to 100 days from the date of the offering.

Common stock transactions

During 1993, DSI issued an aggregate of 1,106,342 shares of common stock to various individuals and consultants for services performed, equipment and technology or for cash investments. In all instances, except for the initial capitalization of 764,400 shares, the restricted shares of common stock were issued at $.50 per share and $303,115 was credited to stockholders' equity in the accompanying balance sheet. For those shares of common stock issued for services, a corresponding offset was charged to earnings as consulting expenses.

On February 2, 1993, the Board of Directors approved an offering of common stock of DSI pursuant to Rule 504 of Regulation D (the "Offering"). The Offering provided by Rule 504 is exempt from registration with the Securities and Exchange Commission. Under the Offering, a minimum of 100,000 shares and a maximum of 400,000 shares of common stock were offered at $.50 per share. The shares of common stock were registered with the Securities Division of the State of Nevada and were offered in a Prospectus prepared for this purpose. The maximum of 400,000 shares of common stock offered under this Offering was sold and net proceeds of approximately $174,000 ($200,000 less selling commissions of 7.5% and offering expenses of approximately $1,000), were received by DSI in July, 1993.

In July,  1994,  DSI  issued  150,000  shares  for cash at $.19  per  share.  In
September,  1994,  DSI issued  207,143  shares  for cash at $.70 per  share.  In
October, 1994, DSI issued 188,000 shares for cash at $.70 per share. In December, 1994, DSI issued 525,000 shares at $.35 per share.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY -continued

 Also in December, 1994, DSI issued 723,371 shares at $.50 per share for the conversion of outstanding accounts payable and management services rendered, 100,000 shares at $.25 per share to cancel a convertible note for $25,000, $24,250 shares at $.70 to satisfy a $14,000 note plus accrued interest. In each case, shares issued in 1994 were valued giving consideration to the negotiated value at the amount of the proceeds received.

In February and March, 1995, DSI issued 1,228,572 shares for cash at $.35 per share, 250,000 shares for contractual rights at $.50 per share, 150,000 shares for services at $.50 per share, and 1,050,000 shares at for cash $.50 per share. These shares issued in 1995 were valued giving consideration to the negotiated value of the services received, except for those issued cash, which were valued at the amount of the proceeds received. Also in February, 1995, DSI issued
59,173 shares in satisfaction of a payable to an affiliate, Resource Finance Group, Ltd. as part of a three party agreement involving a significant stockholder, Mid America Venture Capital, Inc. Pursuant to that agreement, the value set per share was $3.60.

In January and February 1996, DSI sold 1,428,572 shares at $.70 per share for cash. On April 1, the shareholders Resource Finance Group Ltd. received 1,590,850 shares for their net assets of $2,268,428 or $1.43 per share. In May 1996, 150,000 shares were issued as payment for services at $2 per share. In June 1996, 138,760 shares were issued from exercising of warrants at $1 per share. In June 1996, shares were issued for services as follows: 14,000 shares at average price of $2.87 for employment services, 56,860 shares at $3.5625 per share for bonus compensation. In June, 881,654 shares were issued to retire private placement debt as warrant holders exercised Series A warrants for $1.69 per share. In June, 750,000 shares were issued in exchange for certain net assets of The Neptune Group, Inc. At $1.97 per share. In June 2000, dissenting shares were purchased for $1.43 per share.

NOTE 15 - STOCK COMPENSATION AND STOCK OPTION PLANS

The ISO Plan, adopted and effective April 1, 1996, covers employees as determined by the Company's board of directors and grants options to purchase shares of the Company Common Stock at fair market value at the time of the grant. The ISO Plan is intended to qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the requirement that options be granted at exercise prices at least equal to the fair market value of the Common Stock on the respective dates of grant and subject to the limitations provided by the Code, employees who own more than 10% of the outstanding shares of the Company or a subsidiary will have an exercise price which on the date granted will be at least 110% of the fair value of the Company Common Stock. The company has reserved a maximum of 500,000 Common Shares to be issued upon exercise of the options granted under the ISO Plan. Common Stock options granted generally have a term of six (6) years from the date of the grant or in the case of a 10% Stockholder as calculated under Internal Revenue Code Section 422(b)(6), five years from the date of grant. One third (1/3) of the Shares subject to the option granted under the ISO Plan vests and is exercisable with respect to such number of Shares, on each of the first three annual anniversaries of the date of the grant. Further information relating to options under the ISO Plan is as follows:

                                                           Weighted
                                                Number    Average Price
- -------------------------------------------------------------------------------

Outstanding, April 1, 1996 (effective date)       --           --
Granted                                         85,460      $ 2.125
Exercised/Forfeited                               --            --
Outstanding,  June 30, 1996                     85,460      $ 2.125
Exercisable, June 30, 1996                        --            --

No options were granted with exercise prices different than the market price at the grant date. All options outstanding at June 30, 1996 are exercisable at $2.125 per share representing the range and weighted average exercise price. The weighted average remaining life of the options is 5.75 years.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 15 - STOCK COMPENSATION AND STOCK OPTION PLANS -continued

The NSO Plans cover full-time and part-time employees (as determined by the Company Board of Directors), officers and directors of the Company or Affiliated Corporation, and any attorney, consultant or other adviser to the Company or Affiliated Corporation. Additionally, the Company Board of Directors is empowered to grant stock options and warrants to others in the normal course of business. The NSO Plans do not require a maximum term for options and warrants, but no options or warrants have been granted for a period extending beyond five years. Vesting is generally immediate, although this is not a matter of Board of Directors policy. Further information relating to the options is as follows:

                                                               Weighted
                                                  Number     Average Price
- -------------------------------------------------------------------------------

Outstanding, July 1, 1994                        290,500        $3.86
Granted                                        6,457,994         $.87
Exercised                                             --           --
Forfeited/Expired
- -------------------------------------------------------------------------------
Outstanding, June 30, 1995                     6,748,494        $1.96
Granted                                        4,292,084        $2.85
Exercised                                        886,654        $1.69
Forfeited/Expired                                     --           --
- -------------------------------------------------------------------------------
Outstanding, June 30, 1996                    10,153,924        $2.36
- -------------------------------------------------------------------------------
Exercisable, June 30,1996                     10,153,924        $2.36
- -------------------------------------------------------------------------------

Range of exercise prices            $.5 - $20.00
Weighted average exercise price        $2.36
Weighted average remaining life        3.2 years

The Company has accounted for all Plans under the provisions of Accounting Principles Board, Accounting for Stock Issued to Employees ("APB 25"), as provide by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based compensation ("SFAS 123"). Compensation recorded with issuance of Common Stock, options and warrants has been recognized based on the difference between the quoted market price of the stock and the amount the employee must pay to acquire the stock.

The stock, option and warrant prices are approved by the Board of Directors and are recorded for employees and consultants under the provisions of APB 25 as noted above, and for non-employee consultants at the fair market value of the goods and services received if reasonably determinable, and using the Black/Scholes Options Pricing Model if not reasonably determinable. Where the Black/Scholes Model is used, the prevailing 30-day Treasury Bill yield percentage is used as the risk-free interest rate assumption, an expected option life equal to the remaining life of the option, expected volatility computed using month end stock prices (for Digital Science, Inc. prior to the merger of Digital Science, Inc. and the Company), and expected dividends of $0 per year.

The Company granted options in two instances where the exercise price was below the market price at the grant date, one grant for 300,000 options at $1.00 per share for services and another for 10,000 warrants at $2.00 per share for services relating to private placement of debt. Additionally, an employee received 14,000 shares at a weighted average price of $2.86 during the year ended June 30, 1996.

As previously reported, the Company has continued measuring compensation expense under APB 25 as provided by SFAS 123. Additionally, the Company has elected to forego the early adoption of the pro forma disclosures required by SFAS 123 for fiscal years beginning after December 15, 1995.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 16 - RELATED PARTY BALANCES AND TRANSACTIONS

The 1995 and 1994 financial statements contain the following related party transactions not disclosed elsewhere:

                                                         1996          1995
                                                         ----          ----
   Net investment in sales-type leases                $    76,962    $      0
   Deposit                                                    500           0
   Equipment purchased from a related party                     0       6,281
   Investment in stock related party                            0     562,500
   Accounts payable trade                                  95,659           0
   Accrued interest                                           249           0
   Costs and expenses paid or payable in cash           1,232,131     524,276
   Gain on sale of affiliate stock to related party        12,500           0

NOTE 17 - ACQUISITIONS

On April 1, 1996 DSI was deemed to acquire, for accounting purposes, Resource Finance Group, LTD. ("RFG") for $2,406,200 ($137,800 in assumed liabilities and 1,590,850 shares of the Company's common stock valued at $2,268,400) for all of the outstanding capital stock of Resource Finance Group, LTD. ("RFG"), a company primarily engaged in the development and distribution of computerized business systems designed specifically for the long-term (non-acute) health care industry. RFG then effected a merger with Digital Sciences, Inc. ("DSI") by exchanging its common stock for DSI's outstanding stock on a one for one basis. As a result, DSI's former shareholders hold approximately 85% of the company's outstanding shares and DSI is deemed to be the surviving entity. DSI has adopted RFG's fiscal year end of June 30.

On June 28, 1996, the Company acquired substantially all the assets of The Neptune Group, Inc., a leasing operation providing financing to purchasers of medical equipment and computer systems, for $1,728,203 ($247,219 in assumed liabilities and 750,000 shares of the Company's common stock valued at $1,480,984).

The  acquisitions  were accounted for by the purchase method and accordingly the
results  of  operations  have  been  included  in  the  accompanying   financial
statements from the effective dates of the agreements.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

The Company invests its excess cash with financial institutions and does not believe it is exposed to any significant credit risk.


The Company's revenues are generated from the sale of a single product, the Vision System, through sales type lease transactions. National Purchasing Corporation, dba HPSI, has the exclusive right to market the Vision System to certain customer classes, including Vision's main class of users, nursing homes.

Virtually all of the sales type leases were sold to The Neptune Group, Inc., a leasing operation providing financing to purchasers of medical equipment and computer systems, who packaged and sold the leases principally to a sole lender with recourse to the Company. In June of 1996, the Company acquired substantially all of the assets of The Neptune Group, Inc. and entered into a consulting, management and non-competition agreements with a limited liability company established by the principal stockholders of The Neptune Group, Inc. The terms of the agreement are such that it is expected that the concentration of financing through this source will be uninterrupted.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     (Successor to Resource Finance Group, Ltd.)
                            (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------



NOTE 19 - CONTINGENCIES

In June 1996, the Company agreed to assume liability for a lawsuit with a former sales agent and has also acquired the rights to a countersuit against the same agent. The outcome of the suits are not determinable at June 30, 1996 and accordingly no assets or liabilities are reflected in the financial statements. Management believes that the ultimate resolution of these matters will not materially affect the Company's financial position, liquidity or results of operations.

     On June 27, 1996 the Company issued 1,631 shares of convertible preferred stock and received cash of $1,631,000. Under the terms of the agreement to sell the preferred stock, the preferred stock may be converted to a senior demand note secured by the assets of The Neptune Group, Inc. purchased by the Company June 28, 1996 (see Note 17 ). The conversion feature may only be exercised within one hundred (100)days of issuance if certain conditions occur. Management does not anticipate that the conditions that would allow for the option to convert the preferred stock into a demand note will exist during the 100 day period.

NOTE 20 - SUBSEQUENT EVENTS

Series B Warrants exercised after June 30, 1996 totaled 509,100 at $1.00 per share. The remaining 235,900 warrants outstanding at June 30, 1996 expired July 31,1996.

The Company issued Convertible Preferred Stock June 27, 1996. Each share of Convertible Preferred Stock is convertible one share of the Company's Common Stock.