Form 10QSB
period 1996-09-30
INTELLIGENT DECISION SYSTEMS INC
filed 1996-11-14
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended September 30, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ...............

                        Commission File No.: 33-42904

                      INTELLIGENT DECISION SYSTEMS, INC.
             (Exact name of business issuer as specified in charter)

                DELAWARE                                38-3286394
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


            Weyhill Building, Suite 400, 2025 East Beltline Ave., SE,
                        Grand Rapids, Michigan 49546
                   (Address of Principal Executive Offices)

                                 616-285-5830
                           (Issuer's Telephone No.)

                                  No Changes
(Former name former address and former fiscal year if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [x] No [ ].


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

Title of Class: Common Stock

Shares outstanding at:   November 13, 1996: 14,223,065

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 1996 and June 30, 1996                   1

             Condensed Consolidated Statements  of  Operations
               for the  three months ended  September
               30, 1996 and September 30, 1995 and cumulative
               amounts since inception                                2

             Condensed Consolidated Statements of Cash Flows
               for the three months ended  September
               30, 1996 and September 30, 1995 and cumulative
               amounts since inception                                3

             Notes to Condensed Consolidated Financial
               Statements                                             4

      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           8


PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      12
      Item 2.  Changes in Securities                                  12
      Item 3.  Defaults Upon Senior Securities                        12
      Item 4.  Submission of Matters to a Vote of Security Holders    12
      Item 5.  Other Information                                      12
      Item 6.  Exhibits and Reports on Form 8-K                       12

      Signatures                                                      13

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
                      Condensed Consolidated Balance Sheets

                                            September 30,           June 30,
                                                 1996                1996
                                             ------------        ------------
                                             (unaudited)
             Assets
Current Assets
  Cash                                       $2,205,299            $3,064,329
  Accounts receivable (net)                      79,108                53,253
  Net investment in leases                      502,991               143,394
  Inventories                                   160,598               146,940
  Contractual rights                            271,666               251,250
  Prepaid expenses                               10,167                16,766
                                              ---------             ---------
     Total current assets                     3,229,829             3,675,932

Property and equipment                          410,067               399,584

Other Assets
  Contractual rights                            117,362               194,445
  Net investment in leases                      101,336               105,590
  Intellectual property                       1,636,905             1,726,191
  Other                                         167,953               158,736
                                              ---------             ---------
                                             $5,663,452            $6,260,478
                                              =========             =========

    Liabilities & Stockholders' Equity

Current Liabilities
  Bank overdraft                           $          0           $    81,044
  Current portion of long term debt              46,653                44,534
  Notes payable                                  43,801                 9,000
  Accounts payable                              618,399               470,946
  Accrued expenses                              322,493               575,033
                                              ---------             ---------
    Total current liabilities                 1,031,346             1,180,557

Long term debt                                  124,022               136,758

Commitments and contingencies                         0                     0

Stockholders' Equity
  Preferred                                           1                     2
  Common                                         13,298                12,323
  Additional paid in capital                 13,084,945            12,443,319
  Deficit accumulated during the
     development stage                       (8,590,160)           (7,512,481)
                                             ----------            ----------
       Total stockholders' equity             4,508,084             4,943,163
                                             ----------            ----------

                                            $ 5,663,452           $ 6,260,478
                                             ==========            ==========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                       Three Months Ended        Cumulative
                                         September 30,             Amounts
                                   ------------------------         Since
                                      1996           1995         Inception
                                   ---------      ---------     ------------

Revenues                         $  225,763     $   28,120       $1,290,548

Costs of Goods and Services         364,941         62,249          913,386
                                  ---------      ---------        ---------
Gross Profit                       (139,178)       (34,129)         377,162

Expenses
  Selling                           228,598         78,356          306,954
  Administration                    366,469        203,777        3,740,069
  Research & development            221,442        209,595        4,216,430
  Depreciation & amortization       138,427         20,895          628,151
  Interest expense                   12,690         51,767          346,625
                                  ---------      ---------        ---------
                                    967,626        564,390        9,238,229

Net income from operations       (1,106,804)      (598,519)      (8,861,067)

Other income (expense)               29,125       (149,700)         280,207

Provision for income taxes                0              0                0
                                  ---------      ---------        ---------
Net income                      $(1,077,679)    $ (748,219)     $(8,580,860)
                                  =========      =========        =========

Earnings per share                 ($0.10)        ($0.10)
                                     ====           ====
Weighted average shares          11,045,816      7,314,636
                                 ==========      =========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Cash Flows (unaudited)

                                       Three Months Ended        Cumulative
                                         September 30,             Amounts
                                   ------------------------         Since
                                      1996           1995         Inception
                                   ---------      ---------     ------------

Cash flows from
     operating activities        $(1,479,915)    $ (627,977)    $(6,123,103)

Cash flows from
     investing activities            (45,899)       156,250        (552,083)

Cash flows from
     financing activities            585,740              0       8,880,485
                                   ---------      ---------      ----------
Net change in
     cash and equivalents           (859,030)      (471,727)      2,205,299
Beginning cash and equivalents     3,064,329        620,992               0
                                   ---------      ---------      ----------
  Ending cash                    $ 2,205,299     $  149,265     $ 2,205,299
                                   =========      =========      ==========










See accompanying notes to condensed consolidated financial statements.

                       INTELLIGENT DECISION SYSTEMS, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.


Note B -- Accounts Receivable

Trade accounts receivable as of September 30, 1996 and as of June 30, 1996 are net of allowances for doubtful accounts of $8,000 and $8,000, respectively.


Note C -- Property, Plant and Equipment

The major classes of property, plant and equipment were as follows:


                                                   Sept. 30,         June 30,
                                                      1996             1996
                                                  ------------     ------------
Leasehold improvements                           $      8,738     $      8,738
Furniture and fixtures                                127,963          127,288
Office equipment                                      107,389           80,297
Production equipment                                    2,082            2,082
Computer equipment                                    424,390          406,258
                                                  ------------     ------------
                                                 $    670,562     $    624,663
Less accumulated depreciation                        (260,495)        (225,079)
                                                  ------------     ------------
                                                 $    410,067     $    399,584
                                                  ============     ============

                      INTELLIGENT DECISION SYSTEMS, INC.
                        (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
       ------------------------------------------------------------------


Note D -- Stockholders' Equity

Changes in stockholders' equity for the three months ended September 30, 1996 are:


                              Common        Preferred                  Accumulated
                              Shares         Shares        Amount        Deficit            Total
                            ----------     ---------     -----------  --------------   --------------

Balance at June 30, 1996    12,323,332       1,631       $12,455,644    $(7,512,481)       $4,943,163

Conversion of warrants         515,100                       515,100                          515,100

Issued for services              3,000                         5,125                            5,125

Conversion of
  preferred stock              456,821        (544)

Options issued for
  services                                                   122,375                          122,375

Loss from operations                                                     (1,077,679)       (1,077,679)
                            ----------        -----       ----------      ---------         ---------
Balance at Sept. 30, 1996   13,298,253        1,087      $13,098,244    $(8,590,160)       $4,508,084
                            ==========        =====       ==========      =========         =========

The par value of the Company's sole class of common stock is $.001. The par value of the Company's Series A preferred stock is $.001 and its carrying value is $1,000 per share.


Note E -- Earnings Per Share Computation

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that inclusion of these common stock equivalents would be anti-dilutive.


Note F -- Supplemental Disclosure of Cash Flow Information

Cash paid for interest during the three months ended September 30, 1996 was $92,742 and cash paid for income taxes was $--0--.

Cash paid for interest during the three months ended September 30, 1995 was $61,389 and cash paid for income taxes was $--0--.

                      INTELLIGENT DECISION SYSTEMS, INC.
                        (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
       ------------------------------------------------------------------

Note H -- Stock Based Compensation

Effective December 15, 1995, the Company has adopted SFAS 123 "Accounting for Stock-Based Compensation" for non-employee stock purchase options and warrants granted from that date forward. The Company has elected to account for stock based compensation plans involving employees according to the provisions of APB 25 as allowed by SFAS 123. The adopted standard is not applicable to stock derivatives granted prior to adoption and no "catch-up" adjustments are allowed or required. The effect of the change in the method of accounting for derivatives granted to non-employees since its adoption results to an additional charge to expense of $122,375 for the three months ended September 30, 1996 over the amount of $0 that would have been recorded under the old standard. The effect of the change in accounting method on future financial statements cannot be reasonably estimated at this time.

At September 30, 1996, the number of stock derivatives, exclusive of Series A preferred stock, outstanding were:

                               Amount
                                 of           Exercise        Expiration
                               Shares          Prices            Dates
                            -----------    ------------      -------------
Balance at June 30, 1996    10,239,384     $.50 - $20.00    12/96 - 8/2000

Issued for services             97,500         $1.625           12/98

Issued for services             97,500         $1.625           9/2001

Issued for services            100,000         $2.25             9/99

Issued for services              2,000         $1.50            8/2000

Warrants converted            (515,100)

Warrants expired              (210,900)
                            ----------
Balance at
  September 30, 1996         9,810,384
                            ==========

Note I -- Commitments and Contingencies

On June 28, 1996, the Company acquired certain assets of The Neptune Group, Inc., a leasing company. In connection with this acquisition, the Company assumed certain liabilities of The Neptune Group, Inc. including that certain lawsuit entitled The Neptune Group, Inc. vs. MKT, Inc. (Case No. 3 94CV-587 AWT) filed in the United States District Court for the District of Connecticut on April 8, 1994. This case involves claims by The Neptune Group, Inc. for a declaratory judgment and damages for breach of contract and a counterclaim by MKT, Inc. claiming that certain commissions were unpaid in the amount of $753,419.50 plus interest. Without further discovery from MKT, Inc. and third parties, the Company has no basis to estimate the possible damages on The
Neptune Group, Inc.'s claims or the outcome with respect to MKT, Inc.'s counterclaims. Management does not believe that this legal action, when ultimately concluded and determined, will have a material adverse effect upon IDSI's financial condition, results of operations or liquidity.

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

                      INTELLIGENT DECISION SYSTEMS, INC.
                        (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
       ------------------------------------------------------------------


Note J -- Subsequent Events

On October 29, 1996 the Company  entered into a consulting  agreement with James
N. Lane, R. Wayne Fritzsche and Anthony Kamin, which agreement provides that Messrs. Lane, Fritzsche and Kamin will advise the Company on strategic planning, licensing, technical issues, identify strategic alliances/partners and assist the Company in the development of business opportunities. As consideration for the services, the Company has granted each of the above individuals stock options to purchase 650,000 shares of common stock of the Company at an exercise price of $1.25 per share. The Company has also agreed to appoint two of the above individuals (or their designee) to two seats on the board of directors of the Company, subject to certain conditions and limitations.

Subsequent to September 30, 1996, pursuant to the provisions of an existing subscription agreement, 1,087 shares of the Company's Series A preferred stock (carrying value of $1,087,000) was converted into 902,812 shares of the Company's common stock.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
             For the Three Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------


Results of Operations

Operations for the first three months of fiscal 1997 were comprised of continuing development of the Vision system (a comprehensive hardware and software product designed for nursing home management), modification and updating of the Focus system (a comprehensive hardware and software product designed for physicians' office management), and mostly unrelated leasing activity.

Net revenues for the first fiscal quarter were as follows:

                                       Three Months Ended Sept. 30,  % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Computer systems                $  67,273    $  28,120        139.2
         Leasing                           158,490         --           n/a
                                          --------      -------
                                         $ 225,763    $  28,120        702.9
                                          ========      =======

The increase in computer system sales of $39,153 was due to increase in the number of Vision systems sold. In total, 3 Vision systems were sold, and one unit was returned, in the first quarter of fiscal 1997, bringing the total number of Vision system installations to 20 at September 30, 1996. The total of Focus systems installed remained at 5 as of the same date. Total backlog for Vision systems was 15 at September 30, 1996 and was -0- for Focus systems as of the same date. In general, sales of Vision systems have fallen short of management's expectations due to delays in the completion of product enhancements which were not planned or included in the initial introduction of the product.

     The Company purchased the operations of The Neptune Group, Inc. on June 28, 1996 and, as revenues are recorded from that date only, there were no leasing revenues for the Company in the first quarter of fiscal 1996. Leasing revenues for the first quarter of fiscal 1997 primarily resulted from leases that were written with health care equipment users and resold to various financing companies.

Costs of goods and services sold were as follows:


                                       Three Months Ended Sept. 30,  % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Computer systems                $ 216,661    $  62,249        248.1
         Leasing                           148,280        --           n/a
                                          --------      -------
                                         $ 364,941    $  62,249        486.3
                                          ========      =======


Increases in costs associated with computer systems sales were due to slightly increased unit sales and an increase in the cost of providing users with technical support. In general, 36 months of technical support is included in the system bundles that are sold.

Leasing costs increased with the commencement of leasing activity in the quarter ended September 30, 1996.

Gross profit from operations decreased to $(139,178) from $(34,129) primarily due to the costs of providing technical support to the 20 new Vision system users.

                       Intelligent Decision Systems, Inc.
                    Management's Discussion and Analysis or
                                Plan of Operation
             For the Three Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------


Operating expenses were:

                                       Three Months Ended Sept. 30,  % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Selling                         $ 228,598    $  78,356        191.7
         Administration                    366,469      203,777         79.8
         Research & development            221,442      209,595          5.6
         Depreciation & amortization       138,427       20,895        562.5
         Interest expense                   12,690       51,767        (75.5)
                                          --------      -------
                                         $ 967,626    $ 564,390         71.4
                                          ========      =======


Selling expenses increased due to increased sales commissions associated with Vision system sales and as a result of expenses incurred during an attempt to build an internal sales force for the Focus system. Most of these activities were discontinued subsequent to September 30, 1996.

Administrative expenses increased due primarily to fees of $122,375 paid to a consultant for a search for independent directors. The fees were paid in the form of stock purchase options.

Research and development costs remained at levels similar to the previous year.

Depreciation and amortization increased due to amortization associated with "Screenware", a proprietary computer program application generating language that was purchased (for purposes of accounting) from Resource Finance Group, Ltd. on April 1, 1996.

Interest expense decreased due to the retirement of private placement debt, which occurred during June of 1996. The remaining interest expense relates primarily to equipment purchased via capital leases.


Other expense for the first fiscal quarter of 1996 included a write-down of Resource Finance Group, Ltd. common stock totaling $156,250. Digital Sciences, Inc. owned one million shares of Resource Finance Group, Ltd. until just prior to the April 1, 1996 merger of the companies.

No income tax provision was made for either period as losses were incurred. Net tax assets were not recorded due to the uncertainty of future earnings.

Total employment increased to 42 at September 30, 1996 from 2 at September 30, 1995. For the first quarter of fiscal 1996, the Company purchased its programming resources and administrative services from outside contractors, including Resource Finance Group, Ltd.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
             For the Three Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

Liquidity and Capital Resources

During the first quarter of fiscal 1997, the Company used cash of $1,479,915 in its operations, of which $1,077,679 resulted from losses from operations. Accrued expenses, mostly related to liabilities assumed through the acquisition of The Neptune Group, Inc., were reduced by $252,543 via cash payments. Lease receivables increased by $363,853.

The Company purchased equipment totaling $45,899 during the three months ended September 30, 1996. Payments for reduction of long term debt totaled $10,617.

Sources for the cash used, as described above, included cash received from the exercise of warrants and options of $515,100 and proceeds from notes payable of $34,801. The Company also used $859,030 of its cash reserves during the three months ended September 30, 1996.

Cash and cash equivalents were $2,205,299 at September 30, 1996, which represented approximately nine months of operating capital, assuming no increase in current sales levels. Management believes that sales will increase over the current levels during the remainder of the fiscal year, and that the increase in revenues, as supplemented by the Company's cash reserves, will be sufficient to provide adequate working capital for the next twelve months of operations.

Commitments and Contingencies

On June 28, 1996, the Company acquired certain assets of The Neptune Group, Inc., a leasing company. In connection with this acquisition, the Company assumed certain liabilities of The Neptune Group, Inc. including that certain lawsuit entitled The Neptune Group, Inc. vs. MKT, Inc. (Case No. 3 94CV-587 AWT) filed in the United States District Court for the District of Connecticut on April 8, 1994. This case involves claims by The Neptune Group, Inc. for a declaratory judgment and damages for breach of contract and a counterclaim by MKT, Inc. claiming that certain commissions were unpaid in the amount of $753,419.50 plus interest. Without further discovery from MKT, Inc. and third parties, the Company has no basis to estimate the possible damages on The
Neptune Group, Inc.'s claims or the outcome with respect to MKT, Inc.'s counterclaims. Management does not believe that this legal action, when ultimately concluded and determined, will have a material adverse effect upon IDSI's financial condition, results of operations or liquidity.

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

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
             For the Three Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

              DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB, including all documents incorporated by reference, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-QSB (and in documents incorporated by reference), including without limitation, statements under "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



Subsequent Events

On October 29, 1996 the Company  entered into a consulting  agreement with James
N. Lane, R. Wayne Fritzsche and Anthony Kamin, which agreement provides that Messrs. Lane, Fritzsche and Kamin will advise the Company on strategic planning, licensing, technical issues, identify strategic alliances/partners and assist the Company in the development of business opportunities. As consideration for the services, the Company has granted each of the above individuals stock options to purchase 650,000 shares of common stock of the Company at an exercise price of $1.25 per share. The Company has also agreed to appoint two of the above individuals (or their designee) to two seats on the board of directors of the Company, subject to certain conditions and limitations.

Subsequent to September 30, 1996, pursuant to the provisions of an existing subscription agreement, 1,087 shares of the Company's Series A preferred stock (carrying value of $1,087,000) was converted into 902,812 shares of the Company's common stock.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

                  No other reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-KSB Annual Report for the fiscal year end June 30, 1996.


Item 2.     Changes in Securities:

                  None.

Item 3.     Defaults by the Company upon its Senior Securities:

                  None.

Item 4.     Submission of Matters to a Vote of Security Holders:

                  None.

Item 5.     Other Information:

                  None.

Item 6.     Exhibits and Reports on Form 8-K:

                  A) Exhibits.

                         Exhibit 27 -  Financial Data Schedule

                  B) Reports on Form 8-K filed during the quarter ended 9/30/96.

                     1. The Company filed a report on Form 8-K dated July 12, 1996 reporting the acquisition of the assets of the Neptune Group, Inc.

                     2. The Company filed an amended report on Form 8-K dated August 6, 1996 reporting the acquisition of the asset of the Neptune Group, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        INTELLIGENT DECISION SYSTEMS, INC.


Date: November 14, 1996                  /s/ Mark A. Babin
                                        --------------------------
                                          Mark A. Babin
                                          President
                                          Chief Financial Officer




[Mark A. Babin is signing in the dual capacities as (i) the principal financial officer, and (ii) a duly authorized officer of the Company.]