Form 10QSB/A
period 1996-09-30
INTELLIGENT DECISION SYSTEMS INC
filed 1996-11-19
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                       Three Months Ended        Cumulative
                                         September 30,             Amounts
                                   ------------------------         Since
                                      1996           1995         Inception
                                   ---------      ---------     ------------

Revenues                         $  225,763     $   28,120       $1,290,548

Costs of Goods and Services         364,941         62,249          913,386
                                  ---------      ---------        ---------
Gross Profit                       (139,178)       (34,129)         377,162

Expenses
  Selling                           228,598         78,356          306,954
  Administration                    366,469        203,777        3,740,069
  Research & development            221,442        209,595        4,216,430
  Depreciation & amortization       138,427         20,895          628,151
  Interest expense                   12,690         51,767          346,625
                                  ---------      ---------        ---------
                                    967,626        564,390        9,238,229

Net income from operations       (1,106,804)      (598,519)      (8,861,067)

Other income (expense)               29,125       (149,700)         280,207

Provision for income taxes                0              0                0
                                  ---------      ---------        ---------
Net income                      $(1,077,679)    $ (748,219)     $(8,580,860)
                                  =========      =========        =========

Earnings per share                 $(0.08)        $(0.10)
                                     ====           ====
Weighted average shares          12,895,934      7,314,636
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

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.


Date: November 19, 1996                  /s/ Mark A. Babin
                                        --------------------------
                                          Mark A. Babin
                                          President
                                          Chief Financial Officer




[Mark A. Babin is signing in the dual capacities as (i) the principal financial officer, and (ii) a duly authorized officer of the Company.]