Form 10QSB
period 1996-12-31
INTELLIGENT DECISION SYSTEMS INC
filed 1997-02-14
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996

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

Title of Class: Common Stock

Shares outstanding at:   February 14, 1997: 14,463,565

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               December 31, 1996 and June 30, 1996                    1

             Condensed Consolidated Statements of Operations
               for the  three months ended  December 31, 1996
               and December 31, 1995                                  2

             Condensed Consolidated Statements of Operations
               for the  six months ended  December 31, 1996
               and December 31, 1995 and cumulative
               amounts since inception                                3

             Condensed Consolidated Statements of Cash Flows
               for the six months ended  December 31, 1996
               and December 31, 1995 and cumulative
               amounts since inception                                4

             Notes to Condensed Consolidated Financial
               Statements                                             5

      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           7


PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      13
      Item 2.  Changes in Securities                                  13
      Item 3.  Defaults Upon Senior Securities                        13
      Item 4.  Submission of Matters to a Vote of Security Holders    13
      Item 5.  Other Information                                      13
      Item 6.  Exhibits and Reports on Form 8-K                       13

      Signatures                                                      14

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
                      Condensed Consolidated Balance Sheets

                                             December 31,          June 30,
                                                 1996                1996
                                             ------------        ------------
                                             (unaudited)
             Assets
Current Assets
  Cash                                       $1,233,685            $3,064,329
  Accounts receivable (net)                     126,236                53,253
  Net investment in leases                      508,669               143,394
  Inventories                                   137,122               146,940
  Contractual rights                            237,916               251,250
  Prepaid expenses                                8,479                16,766
                                              ---------             ---------
     Total current assets                     2,252,107             3,675,932

Property and equipment                          457,094               399,584

Other Assets
  Contractual rights                             73,821               194,445
  Net investment in leases                      127,730               105,590
  Intellectual property                       1,547,619             1,726,191
  Other                                         166,633               158,736
                                              ---------             ---------
                                             $4,625,004            $6,260,478
                                              =========             =========

    Liabilities & Stockholders' Equity

Current Liabilities
  Bank overdraft                           $          0           $    81,044
  Current portion of long term debt              48,266                44,534
  Notes payable                                       0                 9,000
  Accounts payable                              498,831               470,946
  Accrued expenses                              301,309               575,033
                                              ---------             ---------
    Total current liabilities                   848,406             1,180,557

Long term debt                                  234,209               136,758

Commitments and contingencies                         0                     0

Stockholders' Equity
  Preferred                                           0                     2
  Common                                         14,463                12,323
  Additional paid in capital                 13,227,219            12,443,319
  Deficit accumulated during the
     development stage                       (9,699,293)           (7,512,481)
                                             ----------            ----------
       Total stockholders' equity             3,542,389             4,943,163
                                             ----------            ----------

                                            $ 4,625,004           $ 6,260,478
                                             ==========            ==========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                              Three Months Ended
                                                 December 31,
                                          ------------------------
                                             1996           1995
                                          ---------      ---------

Revenues                                $  385,269     $  137,044

Costs of Goods and Services                413,813        287,553
                                         ---------      ---------
Gross Profit                               (28,544)      (150,510)

Expenses
  Selling                                  348,879        240,504
  Administration                           402,454        114,711
  Research & development                   202,316        276,604
  Depreciation & amortization              152,565        103,207
  Interest expense                           6,075         61,865
                                         ---------      ---------
                                         1,112,289        796,891

Net income from operations              (1,140,833)      (947,401)

Other income (expense)                      31,700       (215,942)

Provision for income taxes                       0              0
                                         ---------      ---------
Net loss                               $(1,109,133)   $(1,163,343)
                                         =========      =========

Loss                                      $(0.08)        $(0.16)
                                            ====           ====
Weighted average shares                 14,303,232      7,314,636
                                        ==========      =========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                        Six Months Ended         Cumulative
                                         December 31,              Amounts
                                   ------------------------         Since
                                      1996           1995         Inception
                                   ---------      ---------     ------------

Revenues                         $  611,032     $  165,163       $1,675,817

Costs of Goods and Services         778,754        349,802        1,327,199
                                  ---------      ---------        ---------
Gross Profit                       (167,722)      (184,639)         348,618

Expenses
  Selling                           577,477        402,027        1,072,681
  Administration                    768,923        235,320        3,725,676
  Research & development            423,758        486,199        4,418,746
  Depreciation & amortization       290,992        124,102          780,715
  Interest expense                   18,765        113,632          352,700
                                  ---------      ---------        ---------
                                  2,079,915      1,361,280       10,350,518

Net income from operations       (2,247,637)    (1,545,919)     (10,001,900)

Other income (expense)               60,825       (365,642)         311,907

Provision for income taxes                0              0                0
                                  ---------      ---------        ---------
Net loss                        $(2,186,812)   $(1,911,561)     $(9,689,993)
                                  =========      =========        =========

Loss per share                     $(0.16)        $(0.27)
                                     ====           ====
Weighted average shares          13,599,583      6,973,925
                                 ==========      =========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Cash Flows (unaudited)

                                        Six Months Ended         Cumulative
                                         December 31,              Amounts
                                   ------------------------         Since
                                      1996           1995         Inception
                                   ---------      ---------     ------------

Cash flows from
     operating activities        $(2,566,396)    $ (944,796)    $(7,209,584)

Cash flows from
     investing activities           (142,470)       375,000        (648,654)

Cash flows from
     financing activities            878,221             0        9,091,922
                                   ---------      ---------      ----------
Net change in
     cash and equivalents         (1,830,644)      (569,796)      1,233,685
Beginning cash and equivalents     3,064,329        620,992               0
                                   ---------      ---------      ----------
  Ending cash                    $ 1,233,685     $   51,196     $ 1,233,685
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

                       INTELLIGENT DECISION SYSTEMS, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures by generally accepted accounting principals.

Note B -- Accounts Receivable

Trade accounts receivable as of December 31, 1996 and as of June 30, 1996 are net of allowances for doubtful accounts of $8,000.

Note C -- Stockholders' Equity

Changes in stockholders' equity for the six months ended December 31, 1996 are:


                              Common        Preferred                  Accumulated
                              Shares         Shares        Amount        Deficit            Total
                            ----------     ---------     -----------  --------------   --------------

Balance at June 30, 1996    12,323,332       1,631       $12,455,644    $(7,512,481)       $4,943,163

Conversion of warrants         776,600                       656,350                          656,350

Issued for services              4,000                         7,313                            7,313

Conversion of
  preferred stock            1,359,633      (1,631)

Options issued for
  services                                                   122,375                          122,375

Loss from operations                                                     (2,186,812)       (2,186,812)
                            ----------        -----       ----------      ---------         ---------
Balance at Dec. 31, 1996    14,463,565            0      $13,241,682    $(9,699,293)       $3,542,389
                            ==========        =====       ==========      =========         =========

                       INTELLIGENT DECISION SYSTEMS, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------------

Note C -- Stockholders' Equity (continued)

                                          December 31,        June 30,
                                             1996               1996
                                          ------------     ------------

Series A Preferred Stock
  Par value                                     $.001            $.001
  Carrying value per share                     $1,000           $1,000
  Shares originally authorized              1,000,000        1,000,000
  Shares cancelled                              1,631                0
  Remaining authorized shares                 998,369        1,000,000
  Shares issued and outstanding                     0            1,631

Common Stock
  Par value                                     $.001            $.001
  Shares authorized                        30,000,000       30,000,000
  Shares issued and outstanding            14,463,565       12,323,332


Note D -- Earnings Per Share Computation

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that inclusion of these common stock equivalents would be anti-dilutive.

Note E -- Related Party Transactions

On November 14, 1996, the Company advanced $30,000 to Mid America Venture Capital Fund, Inc., an affiliate by reason of beneficial stock ownership. On December 30, 1996, David Horowitz, Chairman and Director of the Company and also Chief Executive Officer of DSI, exchanged approximately 8 months of his employment contract with DSI for cash of $56,250. Mr. Horowitz exercised options for 112,500 shares at $.50 per share on December 31, 1996. On On December 30, 1996, Robert Hyte, a Director of the Company and also Chairman and Chief Operating Officer of DSI, exchanged approximately 9 months of his employment contract with DSI for cash of $64,000. Mr. Hyte exercised options for 128,000 shares at $.50 per share on December 31, 1996.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------


Results of Operations

Operations for the three months ended December 31, 1996 were comprised of continuing development of the Vision system (a comprehensive hardware and software product designed for nursing home management), modification and updating of the Focus system (a comprehensive hardware and software product designed for physicians' office management), and mostly unrelated leasing activity unrelated to Vision and Focus leasing.

Net revenues for the second fiscal quarter were as follows:

                                        Three Months Ended Dec. 31,   % incr.
                                            1996          1995        (decr.)
                                          --------      -------      --------
         Computer systems                $ 350,998    $ 137,044        156.1
         Leasing                            34,271         --           n/a
                                          --------      -------
                                         $ 385,269    $ 137,044        181.1
                                          ========      =======

Computer system revenues increased $213,954 as Vision system unit sales increased to 10 units from 2 units from the same period of the prior year. The prior year amount included $90,075 of hardware not associated with the Vision or Focus systems. The Company purchased the operations of The Neptune Group, Inc. on June 28, 1996 and, as revenues are recorded from that date only, there were no leasing revenues for the Company in the first six months of fiscal 1996.

Net revenues for the six months ended December 31, 1996 were as follows:

                                          Six Months Ended Dec. 31,   % incr.
                                            1996          1995        (decr.)
                                          --------      -------      --------
         Computer systems                $ 410,966    $ 165,163        148.8
         Leasing                           200,066         --           n/a
                                          --------      -------
                                         $ 611,032    $ 165,163        270.0
                                          ========      =======

Computer system revenues increased $245,803 as Vision system unit sales increased to 13 units from 2 units in same period of the prior year.

The total of Vision system installations at December 31, 1996 was 29 units. The total of Focus systems installed was 6 as of the same date. Total backlog for all systems was 6 at December 31, 1996. In general, sales of Vision systems have fallen short of management's expectations due to delays in the completion of product enhancements which were completed in December, 1996. The Company was not involved in leasing during the previous fiscal year.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

Costs of goods and services sold were as follows:



                                       Three Months Ended Dec. 31,    % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Computer systems                $ 291,068    $ 287,553         1.2
         Leasing                           122,745        --           n/a
                                          --------      -------
                                         $ 413,813   $  287,553        43.9
                                          ========      =======

Personnel costs for technical support and computer integration totaled $175,107 for the three months ended December 31, 1996 compared to $163,656 for the same period in the prior year. The remainder of costs were directly related to sales of systems, hardware and miscellaneous software.

Leasing costs are primarily personnel costs.

                                         Six Months Ended Dec. 31,    % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Computer systems                $ 519,587    $ 349,802        48.5
         Leasing                           259,167        --           n/a
                                          --------      -------
                                         $ 778,754    $ 349,802       122.6
                                          ========      =======

Personnel costs for technical support and computer integration totaled $371,946 for the six months ended December 31, 1996 compared to $225,964 for the same period in the prior year. The remainder of costs were directly related to sales of systems, hardware and miscellaneous software.

Personnel costs for technical support are expected to vary in a direct relationship with total units installed in the future. During the development of the Vision system, these costs have been higher relative to the number of units installed due to intensive support needed during "beta testing" of Vision.

Leasing costs consist primarily of personnel costs. Leasing costs increased with the commencement of leasing activities in July, 1996.

                       Intelligent Decision Systems, Inc.
                    Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

Operating expenses were:

                                        Three Months Ended Dec. 31,   % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Selling                       $   348,879   $  240,504         45.1
         Administration                    402,454      114,711        250.8
         Research & development            202,316      276,604        (26.9)
         Depreciation & amortization       152,565      103,207         47.8
         Interest expense                    6,075       61,865        (90.2)
                                          --------      -------
                                       $ 1,112,289   $  796,891         39.6
                                          ========      =======


Selling expenses increased for the three months ended December 31, 1996 over the same period of the prior year due to higher personnel costs, offset by a reduction in advertising expenses of $92,896.

Administration expenses increased due to the acquisition of Neptune Technology Leasing and also due to new consulting contracts and transactions totaling $143,125. These arrangements involve the former owners of The Neptune Group, Inc.(through VISYS CAPITAL GROUP LLC), Mid America Venture Capital, Inc. (an affiliate), public relations firms and expenses related to a search for independent directors.

Research and  development  costs were lower than the same period in the previous
year  as  personnel  were  redeployed  to  technical  support   activities  from
developmental programming.

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

Other expense for the three months ended December 31, 1995 included a write-down of Resource Finance Group, Ltd. common stock totaling $218,750 due to a permanent impairment of its market value. Digital Sciences, Inc. owned one million shares of Resource Finance Group, Ltd. until just prior to the April 1, 1996 merger of the companies. Digital Sciences, Inc. was the surviving accounting entity.

No income tax provision was made for either period as losses were incurred. Net deferred tax assets were not recorded due to the uncertainty of future earnings.

Total employment was 39 at December 31, 1996 an increase from 2 at December 31, 1995. For the three months ended December 31, 1995, the Company purchased its programming resources and administrative services from outside contractors, including Resource Finance Group, Ltd.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                         Six Months Ended Dec. 31,   % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Selling                       $   577,477   $  402,027         43.6
         Administration                    768,923      235,320        226.8
         Research & development            423,758      486,199        (12.8)
         Depreciation & amortization       290,992      124,102        134.5
         Interest expense                   18,765      113,632        (83.5)
                                          --------      -------
                                       $ 2,079,915   $1,361,280         52.8
                                          ========      =======

Selling expenses for the six months ended December 31, 1996 increased from the same period of the prior year due to increased personnel and related travel costs offset by a reduction in advertising expenses of $95,523.

Administration expenses increased due to the acquisition of the leasing operation and also due to the aforementioned consulting arrangements, which totaled $380,501 during the six months ended December 31 1996.

Research and  development  costs were lower than the same period in the previous
year  as  personnel  were  redeployed  to  technical  support   activities  from
developmental programming.

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

Other expense for the six months ended December 31, 1995 included a write-down of Resource Finance Group, Ltd. common stock totaling $375,000. Digital Sciences, Inc. owned one million shares of Resource Finance Group, Ltd. until just prior to the April 1, 1996 merger of the companies.

No income tax provision was made for either period as losses were incurred. Net deferred tax assets were not recorded due to the uncertainty of future earnings.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
               For the Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

Liquidity and Capital Resources

During the first six months of fiscal 1997, the Company used cash of $2,566,396 in its operations, of which $2,186,812 resulted from net losses experienced during the final stage of development of the Vision computing system. Total net investment in leases increased by $387,415 and accrued expenses, mostly related to liabilities assumed through the acquisition of The Neptune Group, Inc., were reduced by $273,724 via cash payments. Non-cash expenses totaled $290,992.

The Company purchased fixed assets totaling $142,548 during the six months ended December 31, 1996.

Sources of cash included cash received from the exercise of warrants and options of $656,350.

Cash and cash equivalents were $1,233,685 at December 31, 1996, which represented approximately three months of operating capital, assuming no increase in current sales levels. Management believes that sales will increase over the current levels during the remainder of the fiscal year. The Company is currently seeking financing sufficient to provide operating capital and also investment capital for its leasing operations in particular. Management believes the Company will be able to raise additional capital and will make additional sales sufficient to provide adequate working capital for the next twelve months of operations.

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

Management is aware that the Company is the subject of an investigation by the Staff of the Securities and Exchange Commission. Management believes that this investigation primarily concerns certain stock offerings to overseas investors made by the Company in reliance upon Regulation S under the Securities Act, but may relate to other operational matters as well. The Company has cooperated with the Commission Staff in regard to this investigation and will continue to do so should further cooperation be requested. However, the Company has had no communication of any kind from the Commission Staff since October 5, 1995. In view of the facts known to the Company, it does not expect the Commission to take action of any kind against the Company. The Company intends to ask the Commission staff to formally terminate the investigation.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
               For the Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------


Subsequent Events

Wilber & Townshend, P.C. were previously the principal accountants for Intelligent Decision Systems, Inc. On December 30, 1996, the Board of Directors dismissed the firm of Wilber & Townshend, P.C. and approved the engagement of the firm of Coopers & Lybrand, LLP as principal accountants for Intelligent Decision Systems, Inc. A report on Form 8-K describing the event was filed with the Securities and Exchange Commission on January 3, 1997.



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

                  None.

Item 5.     Other Information:

                  None.

Item 6.     Exhibits and Reports on Form 8-K:

                  A) Exhibits.

                         Exhibit 27 -  Financial Data Schedule

                  B) Reports on Form 8-K filed during the quarter ended December
                     31, 1996.

                     1. The Company filed a report on Form 8-K with the Commission on November 6, 1996 reporting a consulting agreement with R. Wayne Fritzsche, Anthony Kamin and James N. Lane.

                     2. The Company filed a report on Form 8-K with the Commission on December 20, 1996 reporting the increase in the number of its board members and the appointment of R. Wayne Fritzsche as a new board member.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.


Date: February 14, 1997                  /s/ Mark A. Babin
                                         --------------------------
                                          Mark A. Babin
                                          President
                                          Chief Financial Officer




[Mark A. Babin is signing in the dual capacities as (i) the principal financial officer, and (ii) a duly authorized officer of the Company.]