Form 10QSB
period 1997-03-31
INTELLIGENT DECISION SYSTEMS INC
filed 1997-05-14
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

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

Title of Class: Common Stock

Shares outstanding at:   May 14, 1997: 14,580,231

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               March 31, 1997 and June 30, 1996                       1

             Condensed Consolidated Statements of Operations
               for the  three months ended  March 31, 1997
               and March 31, 1996                                     2

             Condensed Consolidated Statements of Operations
               for the  nine months ended  March 31, 1997
               and March 31, 1996 and cumulative amounts
               since inception                                        3

             Condensed Consolidated Statements of Cash Flows
               for the  nine months ended  March 31, 1997
               and March 31, 1996 and cumulative amounts
               since inception                                        4

             Notes to Condensed Consolidated Financial
               Statements                                             5

      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           8

PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      14
      Item 2.  Changes in Securities                                  14
      Item 3.  Defaults Upon Senior Securities                        14
      Item 4.  Submission of Matters to a Vote of Security Holders    14
      Item 5.  Other Information                                      14
      Item 6.  Exhibits and Reports on Form 8-K                       14

      Signatures                                                      15

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
                      Condensed Consolidated Balance Sheets

                                               March 31,           June 30,
                                                 1997                1996
                                             ------------        ------------
                                             (unaudited)
             Assets
Current Assets
  Cash                                       $  283,906            $3,064,329
  Accounts receivable (net)                     137,256                53,253
  Net investment in leases                      457,662               143,394
  Inventories                                   138,440               146,940
  Contractual rights                            204,166               251,250
  Prepaid expenses                               92,301                16,766
                                              ---------             ---------
     Total current assets                     1,313,731             3,675,932

Property and equipment                          429,965               399,584

Other Assets
  Contractual rights                             47,451               194,445
  Net investment in leases                      135,303               105,590
  Intellectual property                       1,458,333             1,726,191
  Other                                         160,274               158,736
                                              ---------             ---------
                                             $3,545,057            $6,260,478
                                              =========             =========

    Liabilities & Stockholders' Equity

Current Liabilities
  Bank overdraft                           $          0           $    81,044
  Current portion of long term debt              48,130                44,534
  Notes payable                                       0                 9,000
  Accounts payable                              532,060               470,946
  Accrued expenses                              340,509               575,033
                                              ---------             ---------
    Total current liabilities                   920,699             1,180,557

Long term debt                                  217,989               136,758

Commitments and contingencies

Stockholders' Equity
  Preferred                                           0                     2
  Common                                         14,497                12,323
  Additional paid in capital                 13,318,112            12,443,319
  Deficit accumulated during the
     development stage                      (10,926,240)           (7,512,481)
                                             ----------            ----------
       Total stockholders' equity             2,406,369             4,943,163
                                             ----------            ----------

                                            $ 3,545,057           $ 6,260,478
                                             ==========            ==========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                              Three Months Ended
                                                   March 31,
                                          ------------------------
                                             1997           1996
                                          ---------      ---------

Revenues                                $  142,786     $  188,814

Costs of Goods and Services                341,793        199,900
                                         ---------      ---------
Gross Profit (Loss)                       (199,007)       (11,086)

Expenses
  Selling                                  255,848         95,288
  Administration                           433,535        835,018
  Research & development                   202,043        281,365
  Depreciation & amortization              146,068         60,516
  Interest expense                           6,928         71,265
                                         ---------      ---------
                                         1,044,422      1,343,452

Net loss from operations                (1,243,429)    (1,354,538)

Other income                                16,482         17,288

                                         ---------      ---------
Net loss                               $(1,226,947)   $(1,337,250)
                                         =========      =========

Net loss per share                        $(0.08)        $(0.16)
                                            ====           ====
Weighted average shares outstanding     14,485,787      8,409,875
                                        ==========      =========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Operations (unaudited)

                                       Nine Months Ended         Cumulative
                                          March 31,                Amounts
                                   ------------------------         Since
                                      1997           1996         Inception
                                   ---------      ---------     ------------

Revenues                        $   753,818    $   353,977     $  1,818,603

Costs of Goods and Services       1,120,547        549,702        1,668,992
                                  ---------      ---------        ---------
Gross Profit (Loss)                (366,729)      (195,725)         149,611

Expenses
  Selling                           833,325        399,154        1,328,528
  Administration                  1,202,458      1,168,499        4,159,211
  Research & development            625,801        767,564        4,620,789
  Depreciation & amortization       437,060        184,618          926,784
  Interest expense                   17,778        184,897          351,713
                                  ---------      ---------        ---------
                                  3,116,422      2,704,732       11,387,025

Net loss from operations         (3,483,151)    (2,900,457)     (11,237,414)

Other income (expense)               69,392       (348,354)         320,474

                                  ---------      ---------        ---------
Net loss                        $(3,413,759)   $(3,248,811)    $(10,916,940)
                                  =========      =========        =========

Net loss per share                 $(0.25)        $(0.42)
                                     ====           ====
Weighted average
 shares outstanding              13,894,984      7,679,716
                                 ==========      =========



See accompanying notes to condensed consolidated financial statements.

               Intelligent Decision Systems, Inc. and Subsidiaries
                          (a development stage company)
           Condensed Consolidated Statements of Cash Flows (unaudited)

                                       Nine Months Ended         Cumulative
                                          March 31,               Amounts
                                   ------------------------         Since
                                      1997           1996         Inception
                                   ---------      ---------     ------------

Net cash flows from
     operating activities        $(3,574,670)   $(2,162,633)    $(8,217,858)

Net cash flows from
     investing activities           (158,545)       522,105        (664,729)

Net cash flows from
     financing activities            952,792      1,509,982       9,166,493
                                   ---------      ---------      ----------
Net change in
     cash and equivalents         (2,780,423)      (130,546)        283,906
Beginning cash and equivalents     3,064,329        620,992               0
                                   ---------      ---------      ----------
  Ending cash
     amd equivalents             $   283,906    $   490,446     $   283,906
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

                       INTELLIGENT DECISION SYSTEMS, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures by generally accepted accounting principles.

Note B -- Accounts Receivable

Trade accounts receivable as of March 31, 1997 and as of June 30, 1996 are net of allowances for doubtful accounts of $0 and $8,000, respectively.

Note C -- Stockholders' Equity

Changes in stockholders' equity for the nine months ended March 31, 1997 are:



                              Common        Preferred                  Accumulated
                              Shares         Shares        Amount        Deficit            Total
                            ----------     ---------     -----------  --------------   --------------

Balance at June 30, 1996    12,323,332       1,631       $12,455,644    $(7,512,481)       $4,943,163

Conversion of warrants         776,600                       656,350                          656,350

Conversion of options           33,333                        41,666                           41,666

Issued for services              4,000                         7,313                            7,313

Conversion of
  preferred stock            1,359,633      (1,631)

Options issued for
  services                                                   185,816                          185,816

Post-closing purchase
  price adjustments                                          (14,180)                         (14,180)

Loss from operations                                                     (3,413,759)       (3,413,759)
                            ----------        -----       ----------      ---------         ---------
Balance at March 31, 1997   14,496,898            0      $13,332,609   $(10,926,240)       $2,406,369
                            ==========        =====       ==========      =========         =========

                       INTELLIGENT DECISION SYSTEMS, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------------

Note C -- Stockholders' Equity (continued)

                                           March 31,          June 30,
                                             1997               1996
                                          ------------     ------------

Series A Preferred Stock
  Par value                                     $.001            $.001
  Carrying value per share                     $1,000           $1,000
  Shares originally authorized              1,000,000        1,000,000
  Shares cancelled                              1,631                0
  Remaining authorized shares                 998,369        1,000,000
  Shares issued and outstanding                     0            1,631

Common Stock
  Par value                                     $.001            $.001
  Shares authorized                        30,000,000       30,000,000
  Shares issued and outstanding            14,496,898       12,323,332

Note D -- Earnings Per Share Computation

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that inclusion of these common stock equivalents would be anti-dilutive.

Note E -- Related Party Transactions

On November 14, 1996, the Company advanced $30,000 to Mid America Venture Capital Fund, Inc., an affiliate by reason of beneficial stock ownership. On December 30, 1996, David Horowitz, Chairman and Director of the Company and also Chief Executive Officer of DSI, exchanged approximately 8 months of his employment contract with DSI for cash of $56,250 which was returned to the Company when Mr. Horowitz exercised options for 112,500 shares at $.50 per share on December 31, 1996. On December 30, 1996, Robert Hyte, a Director of the Company and also Chairman and Chief Operating Officer of DSI, exchanged approximately 9 months of his employment contract with DSI for cash of $64,000 which was returned to the Company when Mr. Hyte exercised options for 128,000 shares at $.50 per share on December 31, 1996. The Company retained the related stock certificates issued from the exercise of the options as security for the future performance of the contracted services.

Subsequent to March 31, 1997, the Board of Directors of the Company authorized the exchange of cash collateral for the stock certificates held as security. On April 1, 1997, Robert Hyte provided $50,000 as cash collateral to the Company, and, in exchange, the Company released 100,000 of the 128,000 shares which were previously held as security.

Note F -- Commitments and Contingencies

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

Note G -- Income Taxes

No income tax provision was made for either period as losses were incurred. Net deferred tax assets were not recorded due to the uncertainty of future earnings.

Note H -- SFAS No. 128 "Earnings Per Share"

In February, 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share". This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15, Earnings Per Share, which is superseded by this statement. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early application prohibited. The Company has not yet determined the impact of this Statement on the consolidated financial statements.

Note I -- Reclassifications

Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented in the three and nine months ended March 31, 1997. These reclassifications do not have an impact on net loss, as previously reported.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
           For the Three and Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------


Results of Operations


Operations for the nine months ended March 31, 1997 included further development of the Vision(TM)(hereafter "Vision") and Focus(TM) (hereafter "Focus"), related leasing activities and increased levels of selling effort, particularly for the Focus system, which is marketed to physicians and physician groups. Orders received subsequent to March 31, 1997, exceeding $500,000, are primarily for Focus systems, specifically from group ophthalmology practices and medical management groups.

Net revenues for the third fiscal quarter were as follows:



                                       Three Months Ended March 31,   % incr.
                                            1997          1996        (decr.)
                                          --------      -------      --------
         Computer systems                $  99,350    $ 188,814        (47.4)
         Leasing                            43,436         --           n/a
                                          --------      -------
                                         $ 142,786    $ 188,814        (24.4)
                                          ========      =======

Computer system revenues decreased $89,464 as Vision system unit sales decreased to 2 units from 6 units from the same period of the prior year. The Company purchased the operations of The Neptune Group, Inc. on June 28, 1996 and, as revenues are recorded from that date only, there were no leasing revenues for the Company in the first nine months of fiscal 1996. Vision system sales were less than management's expectations for the quarter.

Net revenues for the nine months ended March 31, 1997 were as follows:

                                       Nine Months Ended March 31,   % incr.
                                            1997          1996        (decr.)
                                          --------      -------      --------
         Computer systems                $ 517,621    $ 353,977         46.2
         Leasing                           236,197         --           n/a
                                          --------      -------
                                         $ 753,818    $ 353,977        113.0
                                          ========      =======

Computer system revenues increased $163,644 as Vision system unit sales increased to 15 units from 8 units in same period of the prior year.

The total of Vision system installations at March 31, 1997 was 33 units. The total of Focus systems installed was 7 as of the same date. Total backlog for all systems was 2 at March 31, 1997. In general, sales of Vision systems have fallen short of management's expectations due to delays in the completion of product enhancements which were completed in December, 1996. Vision sales were less for the quarter ended March 31, 1997 than those predicted by the Company's marketing and selling agent. The Company was not involved in leasing during the previous fiscal year.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
           For the Three and Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------

Costs of goods and services sold were as follows:



                                      Three Months Ended March 31,     % incr.
                                            1997         1996         (decr.)
                                          --------      -------      --------
         Computer systems                $ 219,296    $ 199,900         9.7
         Leasing                           122,745        --           n/a
                                          --------      -------
                                         $ 341,973    $ 199,900        71.0
                                          ========      =======

Personnel costs for computer systems' customer service and technical support increased by $111,911 over the same period in the previous year reflecting a buildup in anticipation of expected sales of Vision, which did not occur as rapidly as expected. This increase was offset by a decrease in hardware and purchased software components due to lower unit sales than in the same period of the previous year.

Leasing costs are primarily personnel costs.

                                        Nine Months Ended March 31,   % incr.
                                            1997         1996         (decr.)
                                          --------      -------      --------
         Computer systems               $  752,095    $ 549,702        36.8
         Leasing                           368,452        --           n/a
                                          --------      -------
                                        $1,120,547    $ 549,702       103.8
                                          ========      =======

Personnel costs for computer systems' technical support and computer integration increased to $478,492 for the nine months ended March 31, 1997 compared to $295,039 from the same period in the prior year due primarily to an increase in the number of customer service and technical support employees. The remainder of costs were directly related to increases in sales of systems, hardware and miscellaneous software.

Leasing costs consist primarily of personnel costs. Leasing costs increased with the commencement of leasing activities in July, 1996.

                       Intelligent Decision Systems, Inc.
                    Management's Discussion and Analysis or
                                Plan of Operation
           For the Three and Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------

Operating expenses were:

                                       Three Months Ended March 31,   % incr.
                                            1997         1996         (decr.)
                                          --------      -------      --------
         Selling                       $   255,848  $    95,288        168.5
         Administration                    433,535      835,018        (48.1)
         Research & development            202,043      281,365        (28.2)
         Depreciation & amortization       146,068       60,516         41.4
         Interest expense                    6,928       71,265        (90.3)
                                          --------      -------
                                       $ 1,044,422  $ 1,343,452        (22.3)
                                          ========      =======


Selling expenses increased by $160,560 for the three months ended March 31, 1997 over the same period of the prior year due to the addition of a direct sales force for the Focus system.

Administration expenses decreased by $401,483 due to a decrease of $644,982 in expenses related to consulting contracts, offset by an increase in administrative expenses for Neptune Technology Leasing Corp., which was acquired in June, 1996.

Research and  development  costs were lower than the same period in the previous
year  as  personnel  were  redeployed  to  technical  support   activities  from
developmental programming.

Depreciation and amortization increased due to amortization associated with "Screenware", a proprietary computer program application generating language that was purchased from Resource Finance Group, Ltd. on April 1, 1996.

Interest expense decreased due to the retirement of private placement debt, which occurred during June of 1996. The remaining interest expense relates primarily to equipment purchased via capital leases.

Other expense for the three months ended March 31, 1997 and 1996 were not material in amount.

Total employment was 45 at March 31, 1997 an increase from 2 at March 31, 1996. For the three months ended March 31, 1996, the Company purchased its programming resources and administrative services from outside contractors, including Resource Finance Group, Ltd.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
           For the Three and Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------

                                        Nine Months Ended March 31,   % incr.
                                            1996         1995         (decr.)
                                          --------      -------      --------
         Selling                       $   833,325   $  399,154        108.8
         Administration                  1,202,458    1,168,499          2.9
         Research & development            625,801      767,564        (18.5)
         Depreciation & amortization       437,060      184,618        136.7
         Interest expense                   17,778      184,897        (90.4)
                                          --------      -------
                                       $ 3,116,422   $2,704,732         15.2
                                          ========      =======

Selling expenses for the nine months ended March 31, 1997 increased by $434,171 from the same period of the prior year due to increased personnel and travel costs associated with the establishment of a direct sales force for Focus (totaling $577,703), offset, in part, by a reduction in advertising expenses of $101,147.

Administration expenses increased by $33,959 due to the acquisition of the leasing operation (an increase of $352,502), offset by decreases from consulting arrangements pertaining to public relations and potential mergers and acquisitions the Company has investigated.

Research and  development  costs were lower than the same period in the previous
year  as  personnel  were  redeployed  to  technical  support   activities  from
developmental programming.

Depreciation and amortization increased due to amortization associated with "Screenware", a proprietary computer program application generating language that was purchased from Resource Finance Group, Ltd. on April 1, 1996.

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

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
               For the Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------

Liquidity and Capital Resources

During the first nine months of fiscal 1997, the Company used cash of $3,574,670 in its operations. The net loss for the nine months ended March 31, 1997 was $3,413,759. Non-cash charges to income were $396,022. Total net investment in leases increased by $343,981 and accrued expenses, mostly related to liabilities assumed through the acquisition of The Neptune Group, Inc., were reduced by $234,524 via cash payments.

The Company purchased fixed assets totaling $158,545 during the nine months ended March 31, 1997. In part, these purchases were financed by net additions to long debt of $81,231.

Sources of cash included cash received from the exercise of warrants and options of $698,016.

Cash and cash equivalents were $283,906 at March 31, 1997, which represented less than one month of operating capital, assuming no increase in current and historical sales levels. Management believes that sales will increase over the current levels during the remainder of the fiscal year. The Company is currently seeking financing sufficient to provide operating capital. Management believes the Company will be able to raise additional capital and will make additional sales sufficient to provide adequate working capital for the next twelve months of operations. Subsequent to March 31, 1997, the Company has received orders for Focus systems totaling over $500,000.

Commitments and Contingencies

On June 28, 1996, the Company acquired certain assets of The Neptune Group, Inc., a leasing company. In connection with this acquisition, the Company assumed certain liabilities of The Neptune Group, Inc. including that certain lawsuit entitled The Neptune Group, Inc. vs. MKT, Inc. (Case No. 3 94CV-587 AWT) filed in the United States District Court for the District of Connecticut on April 8, 1994. This case involves claims by The Neptune Group, Inc. for a declaratory judgment and damages for breach of contract and a counterclaim by MKT, Inc. claiming that certain commissions were unpaid in the amount of $753,419.50 plus interest. Without further discovery from MKT, Inc. and third parties, the Company has no basis to estimate the possible damages on The
Neptune Group, Inc.'s claims or the outcome with respect to MKT, Inc.'s counterclaims. The Neptune Group, Inc. has filed a Motion for Summary Judgment whereby it is requesting among other things that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against The Neptune Group, Inc. The motion has not yet been ruled upon by the Court. Management does not believe that this legal action, when ultimately concluded and determined, will have a material adverse effect upon IDSI's financial condition, results of operations or liquidity.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
                For the Nine Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------


Subsequent Events

In April, 1997, Digital Sciences, Inc. (a wholly owned subsidiary of Intelligent Decision Systems, Inc.) signed a letter of intent with Pioneer EyeCare, Inc. Pioneer EyeCare, Inc. is a Physician Practice Management Corporation that intends to acquire, as well as offer management services to, its association of over 200 independent eye care providers. The arrangement, when completed, will allow Pioneer to implement their electronic information strategy across its entire network utilizing Digital Sciences, Inc.'s Focus system and technology.

Also in April, 1997 Digital Sciences, Inc. and MediPro, Inc. (a wholly owned subsidiary of BancPro, Inc.) reached an agreement to provide health care receivable financing to users of Vision and Focus computing systems.



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

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

               As reported in the Company's Form 10-KSB, The Neptune Group, Inc. ("Old Neptune") is involved in litigation with MKT, Inc. Old Neptune has filed a Motion for Summary Judgment whereby it is requesting among other things that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. The motion has not yet been ruled upon by the Court.

               No other reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1996.


Item 2.     Changes in Securities:

               None.

Item 3.     Defaults by the Company upon its Senior Securities:

               None.

Item 4.     Submission of Matters to a Vote of Security Holders:

               None.

Item 5.     Other Information:

               None.

Item 6.     Exhibits and Reports on Form 8-K:

                  A) Exhibits.

                         Exhibit 27 -  Financial Data Schedule

                  B) Reports on  Form 8-K  filed during  the quarter ended March
                     31, 1997.

                         1. The Company filed a report on Form 8-K with the Commission on January 3, 1996 reporting a change in the Company's principal auditors from the firm of Wilber & Townshend, P.C. to the firm of Coopers & Lybrand.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.


Date: May 14, 1997                       /s/ Mark A. Babin
                                         --------------------------
                                         Mark A. Babin
                                         President
                                         Chief Financial Officer




[Mark A. Babin is signing in the dual capacities as (i) the principal financial officer, and (ii) a duly authorized officer of the Company.]