Form 10KSB
period 1997-06-30
INTELLIGENT DECISION SYSTEMS INC
filed 1997-09-29
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-KSB

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended June 30, 1997

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      Issuer's revenues for its most recent fiscal year were $1,919,831.

     As of September 26, 1997, a total of 14,748,196 shares of common stock were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates, (based upon the closing price of the registrants common stock on September 26, 1997 of $.50 per share) was approximately $7,374,098.

      Transitional Small Business Disclosure Format:  Yes [ ]      No  [x]

                              PART I


              DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, including all documents incorporated by reference, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-KSB (and in documents incorporated by reference), including without limitation, statements under "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



Item  1.  - Description of Business

Company Development

Intelligent Decision Systems, Inc. ("IDSI" or the Company") is a holding corporation formed under the laws of Delaware in June 1995. The Company's primary operations, the development and marketing of its Vision and Focus Systems and the leasing of these systems, are conducted through its wholly owned subsidiaries, Digital Sciences, Inc., a Delaware corporation formerly known as DSI Acquisition Corp. ("DSI"), and Neptune Technology Leasing Corp. ("Neptune") respectively. Both the Company and DSI were formed in June 1995 in connection with the merger (the "Merger") of Resource Finance Group, Ltd. ("RFG") and Digital Sciences, Inc., a Nevada corporation ("Old DSI"). Under the terms of the Merger, which was effective on April 1, 1996, (i) Old DSI merged with and into DSI, and (ii) RFG merged with and into the Company. Also on April 1, 1996, the Company issued 7,314,636 shares of Common Stock in exchange for all of the outstanding capital stock of Old DSI. These shares were registered on a Form S-4 Registration Statement that was declared effective by the Commission in February, 1996.

In May, 1994, DSI entered into an agreement with RFG to sell its intellectual property "Screenware" for 1 million shares of RFG's common stock. Under this agreement, RFG retained voting rights over those shares for a two year period. RFG then licensed Screenware to DSI for 99 years, but retained the right to 30% of all revenues from projects performed using Screenware that were arranged by RFG, and 5% of all revenues derived from any other use of Screenware.

In August, 1994, DSI entered into an agreement (the "Consortium Agreement") with RFG and National Purchasing Corporation ("NPC") that provided for the development and distribution of computerized business systems designed specifically for the long term health care industry. Nursing homes form the greater part of that market segment.

During January through March, 1995, DSI issued debt securities with warrants to private qualified investors. The face amount of the debt securities totaled approximately $1.5 million. Warrants for approximately 1.5 million shares were granted, all of which were exercised or expired as of July 31, 1996. The debt was fully repaid by June 30, 1996.

In August, 1995, DSI and RFG entered into a Joint Operating Agreement pursuant to which RFG and Digital Sciences, Inc. would cooperate in sharing the costs of certain operational matters. Under the Joint Operating Agreement, RFG provided Digital Sciences, Inc. with accounting, financial reporting, payroll and administrative services and programmers on a subcontracted basis and Digital Sciences, Inc. provided RFG with funds adequate to cover the costs of maintaining RFG's corporate, legal, financial, accounting and administrative capabilities. The Joint Operating Agreement was terminated as of April 1, 1996, effective the date of the merger of Digital Sciences, Inc. with DSI and RFG's successor corporation, IDSI.

On June 28, 1996, IDSI purchased substantially all the assets of The Neptune Group, Inc. ("TNG") and those of its subsidiaries. The assets purchased consisted of primarily cash, accounts receivable and notes receivable, the total value of which was approximately $1.73 million. IDSI issued 750,000 restricted shares of common stock to TNG for those assets and assumed certain liabilities, which totaled approximately $0.46 million. IDSI agreed to file a registration statement covering the stock issued to TNG by September 30, 1996, and TNG agreed not to sell those shares for a period of one year plus one day after the closing date of the transaction. IDSI created Neptune Technology Leasing Corp., ("Neptune") a Michigan corporation and wholly owned subsidiary of IDSI.

On June 28, 1996, IDSI privately placed 1,631 shares of its Series A Convertible Preferred Stock at a per share price of $1,000 for net proceeds of $1,500,520. The preferred shares were convertible into common shares of IDSI after the following dates: one-third on or after August 17, 1996, an additional one-third on or after September 11, 1996 and the final one-third on or after October 6, 1996. These shares were convertible at 78% of the average market price of IDSI common stock for the five days immediately prior to conversion. All shares were converted by October 21, 1996.

On October 29, 1996 the Company finalized a consulting agreement with James N. Lane, R. Wayne Fritzsche and Anthony Kamin. Lane, Fritzsche and Kamin would advise the Company on strategic planning, licensing, technical issues, identify strategic alliances/partners and assist in the development of business opportunities. As consideration for the services, the Company granted each of the above individuals stock options to purchase 650,000 shares of common stock of the Company at an exercise price of $1.25 per share. The Company also agreed to appoint two of the above individuals (or their designee) to two seats on the board of directors of the Company, subject to certain conditions and limitations.

On December 11, 1996 IDS increased the size of its Board of Directors from five to seven directors and appointed R. Wayne Fritzsche to fill one of the two newly created directorships.

In April of 1997 DSI reached an agreement with BancPro, Inc. (through its wholly owned subsidiary, MediPro, Inc.) to provide health care receivable financing to users of Vision and Focus computing systems. MediPro will provide the funds for healthcare receivable financing and DSI will facilitate the flow of electronic funds and the related management information through its Virtual Service Organization software and network.

In April of 1997 DSI signed a letter of intent with Pioneer EyeCare, Inc. ("Pioneer"). Pioneer is a Physician Practice Management Corporation that intends to acquire, as well as offer management services to its association of over 200 independent eye care providers. The arrangement, when completed, will allow Pioneer to implement their electronic information strategy across its entire network utilizing DSI's Focus system and technology.

On May 13, 1997 DSI reached an agreement with Sound Solutions, Inc. ("SSI"). DSI was given exclusive rights to market and sell SSI's Eye Care Information Center which is a touch screen computer program for use by customers in eye care practices. DSI must sell 50 units by September 30, 1997 or they could incur a liability of up to $250,000 less credits for units sold.

On June 1, 1997, Neptune signed an agreement with DVI Financial Services ("DVI") which restructured a claim that DVI had against TNG. Neptune is required to pay DVI an amount between $240,000 and $400,000 depending upon the amount of leases that are purchased by DVI. DVI was granted exclusive rights to purchase Vision and Focus systems leases and will withhold $300 per Vision or Focus system lease purchased by DVI. DVI will withhold a .5% to 1% of the original cost of non DSI systems purchased by DVI. A minimum payment to DVI of $60,000 (which includes amounts previously withheld by DVI) will be due from Neptune on May 31, 1998, May 31, 1999, May 31, 2000, May 31, 2001. As part of the agreement, Neptune received financing rates which were more favorable than the rates that they previously had.

On June 5, 1997 R. Wayne Fritzsche resigned from the Company's Board of Directors. Mr. Fritzsche's resignation was for reasons unrelated to IDSI activities. Mr. Fritzsche also resigned as a consultant under his consulting agreement with the Company and subsequently cancelled his stock options to purchase 650,000 shares of common stock of the Company at an exercise price of $1.25 per share.

Products and Services

VISION -- IDSI is engaged in the development, through its wholly owned subsidiary, Digital Sciences, Inc., of the Vision computer system ("Vision") in conjunction with NPC. Effective July 13, 1994, Digital Sciences, Inc., RFG and NPC entered into a 12 year agreement to jointly develop, market and license an interactive, multimedia computerized business and care management computer system for long term healthcare facilities, specifically nursing homes. Under this agreement, the software developed is owned by HPSI Online, Inc., a California corporation and a wholly owned subsidiary of NPC (also referred to as "HPSI"). NPC and IDSI each have equal representation on the Board for HPSI Online, Inc. The agreement states that the system is to be capable of electronic order processing through an on-line network between HPSI, HPSI members and vendors/suppliers as well as multimedia cataloging and advertising of vendor/supplier products. The agreement requires IDSI, as successor to RFG and DSI, to assemble the computer hardware and multimedia applications and to produce the software. HPSI is required to market and license the system. The agreement requires that certain revenues from the sales of the computer systems and software will be divided between IDSI and HPSI on a 2/3:1/3 basis, respectively. The software development necessary for the introduction of the Vision system for HPSI's long-term care facility clients has been available for sale/lease since November, 1996.

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

FOCUS -- Focus is DSI's comprehensive medical information management computer system that was designed specifically for use in physician's offices. Focus is marketed, sold or leased through DSI's own direct sales capability. Focus is a significantly enhanced and updated version of DSI's earlier physician's office system named DSI/MED. Due to its flexible architecture and open systems environment and its capacity to assimilate program changes, Focus is marketed to large groups of physicians. Due to strong forces such as managed care and changes in government entitlement programs such as Medicare and Medicaid, physicians are consolidating their practices into associations, corporations, partnerships, joint ventures and other collective efforts. Over 680,000 physicians practice in the U.S. and well over 16,000 group physician organizations are in operation.

LEASING -- IDSI also provides lease financing to medical equipment and computer users in the health care industry through its wholly owned subsidiary, Neptune. Neptune owns lease agreements for its own account and also performs lease brokering services for large financing companies.

Distribution

Under the terms of the Consortium agreement, NPC acting through its dba HPSI, is responsible for the selling and distribution of the Vision system. HPSI purports to be one of largest buying cooperatives in the United States doing business with the long term non-acute health care providers, representing approximately 3,000 long term care facilities and hospitals, among others. HPSI employs approximately 40 sales representative across the United States and has represented to IDSI that it enjoys long standing relationships with state and regional health care associations and organizations.

In late 1996, DSI began to develop its own direct sales capability which now consists of four individuals. Because the Company has targeted the large group practice market, executive-level sales professionals are critical to the Company's efforts. Focus installations tend to be "big-ticket" decisions and are best facilitated through the intensive personal involvement of members of the Company's own direct sales team.

Competition

VISION -- Software systems competing with Vision include those developed by Care Computer Systems, Achieve Healthcare Information Systems, Communications Software, American Healthtech, Accu-Med Services, Add-On Health Systems, Health Outcomes Management and Keane. All of these firms are considerably larger than the Company in terms of sales, employment and financial resources and have been established for a longer period than the Company.

FOCUS -- Software systems competing with Focus include those developed by CyCare Systems, IDX Systems, Medic Computer Systems, Physicians' Computer Network, Quality Systems and Reynolds & Reynolds. All of these firms are also considerably larger than the Company in terms of sales, employment and financial resources and have been established for a longer period than the Company.


BASIS -- In the rapidly changing health care environment, companies are competing on the basis of their installed base, the adaptability and "openness" of their product and on the simplicity of its use, including the effectiveness of their training and technical support, and their financial resources. Given elements of product suitability are conformance with HCFA, state and local data gathering and reporting requirements, affordability and availability.

Sources of Raw Materials

Computer components, including personal computer hardware and operating systems software, represent a majority of the Company's source materials. Relative to its anticipated needs, supplies of these components are plentiful and historically inexpensive. Many established distributors make available the components included in the Company's bundled computer systems. The Company's major vendors are Tech Data and IBM for computer system components, installation and maintenance. Recent working capital shortages have created payment problems with these vendors, as well as with other, less critical suppliers.

Major Customers

Although many large nursing home chains exist, most long term care facilities are owned by organizations comprised of less than 50 facilities. One dominant chain owns over 700 such homes, and the top five chains operate 7.6% of long term care facilities nationwide. No one customer is using more than 10% of Vision system units currently in operation.

HPSI Online will be the corporation responsible for collecting ancillary revenues that may arise from the Vision project and for disbursing these revenues to the Consortium members. As such, it could become a major customer of the Company. The ultimate users of the Vision systems are expected to be less concentrated. While the Company does not own any share of HPSI Online, by contract it has the right to choose one-half of the Board of Directors of HPSI Online and share in its revenues.

Pioneer EyeCare Corporation and its affiliates comprise the great majority of Focus systems purchases to date in terms of dollars and number of installations. This concentration arose as a result of initial installations occurring during June and July of 1997. Further purchases by Pioneer are expected, but the Company expects to attract other large physician groups as resources permit.

Trademarks, Licenses and Similar Agreements

The Company has a perpetual, non-exclusive, and nontransferable right and license (except to grant sublicenses) to the Vision system. The license shall be exclusive to HPSI's customer class and the Company has no license to the Vision system with respect to HPSI's customer class.

The Company has an exclusive license to purchase from Visual Information Services Corp. and to utilize the electronic set top converter box created by Visual Information Services Corp. which allows a user to interact with programming transmitted to a television set using the electronic set top converter box operating system. The use of the licensed product shall be solely within the health care industry exclusive in North America and non-exclusive for the rest of the world. The term of the license began on January 1, 1995 and expires twelve years from that date unless renewed by the parties.

Research and Development

Company expenditures for software and hardware systems development during 1997 and 1996 totaled $775,484 and $1,217,438, respectively.


Effects of Government Regulation

Government regulation has a profound effect on the market segments served by Vision and Focus. Very often, one-third of health care provider payments are administered under Medicare or Medicaid entitlement and providers are subject to a significant amount of regulation and oversight as a result. New regulations require most long term care facilities to gather and report minimum data set information electronically and enforcement of these regulations has become steadily more vigorous. Reductions in projected entitlement program expenditures are also influencing the manner in which health care providers are organizing and practicing. Overall, the level and nature of government regulation affecting the Company's targeted market segments creates a climate for acceptance of electronic information systems due to an increased need for operational efficiency and reporting tools that can help the user meet federally mandated reporting requirements.

Employees and Consultants

The Company employed 43 people at June 30, 1997 of which 4 were located in Grand Rapids, Michigan, 28 in Draper, Utah, 8 in Wilton, Connecticut and 3 in Ohio.

Item 2.  Description of Property

The Company's corporate headquarters are located in Grand Rapids, Michigan. The location is used to facilitate the general corporate, administrative, accounting and legal activities of the Company. The 2,768 sq. ft. facility is leased by the Company at an annual base rent of $40,407 and the initial lease term expires March 31, 2000.

The Company's subsidiary, DSI, leases space in Draper, Utah. This location is used to facilitate software programming, computer integration, customer services and administrative activities. The 9,180 sq. ft. facility is leased by the Company at an annual base rent of $105,365 and the initial lease term expires January 1, 2000.

The Company's subsidiary, The Neptune Group, Inc., occupies a leased premises in Wilton, Connecticut. This location is used to facilitate the leasing business and administrative functions of the subsidiary. DSI also occupies space at the facility, and coordinates its marketing and sales efforts from there. General leasing and administrative functions are performed there. The 7138 sq. ft. facility, is leased by the Company at an annual base rent of $101,729 and the initial lease term expires August 31, 2001.

Facilities rent expense totaled $211,670 for the year ended June 30, 1997. Rents through the year ended June 30, 1997 for the Michigan location were $38,056, for the Utah location were $100,971, and for the Connecticut location were $72,643.

Item 3.  Legal Proceedings

The Neptune Group, Inc. vs. MKT, Inc. Neptune Technology Leasing Corp., ("New Neptune") (a Michigan corporation) was formed and became a subsidiary of the Company in July of 1996 through an asset purchase with The Neptune Group, Inc. (a Delaware corporation - "Old Neptune"). Intelligent Decision Systems, Inc. assumed the defense and potential liability from the lawsuit described below pursuant to the terms of the June 1996 asset purchase agreement with Old Neptune. The potential liability accrued prior to the Company's purchase of Old Neptune's assets. Old Neptune is presently involved in litigation with MKT, Inc. ("MKT"), which served as Old Neptune's sales agent between 1989 and 1993 for the leasing of computer equipment manufactured by Cray Research, Inc. ("Cray"). On April 8, 1994, Old Neptune filed suit in the United States District Court for the District of Connecticut, seeking to enforce MKT's contractual obligation to act solely on Old Neptune's behalf in all Cray related matters. Old Neptune also sought damages for any breaches and a declaratory judgment stating that it has fully paid all amounts to which MKT was entitled. The following week, MKT brought suit in Arizona claiming Old Neptune owed it an additional $744,897 in commissions, plus interest. Old Neptune moved to dismiss that action in deference to the Connecticut proceeding. The Arizona court granted Old Neptune's motion on March 17 1995 and, on June 6, 1996, dismissed the action. The Connecticut proceeding is currently pending.

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

On May 23, 1997 Old Neptune filed a Motion for Summary Judgment whereby it is requesting among other things that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. The motion has not yet been ruled upon by the Court.

Without further discovery from MKT and third parties, the Company has no basis to estimate the possible damages on Old Neptune's claims. The Company also expresses no opinion on the likely outcome with respect to MKT's counterclaims.

Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial position, liquidity and operations of the Company.

No other material legal proceedings to which the Company is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.



Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 1997.

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


                              High                 Low

July 1 - Sept. 30, 1995       6.50*               0.00*
Oct. 1 - Dec. 31, 1995        3.00*               0.00*
Jan. 1 - Mar 31, 1996          .50*               0.00*
Apr. 1 - June 30, 1996        3.9375**            2.00**


July 1 - Sept. 30, 1996       3.625**             1.25**
Oct. 1 - Dec. 31, 1996        2.1875**            1.03125**
Jan. 1 - Mar 31, 1997         1.1825**            1.00**
Apr. 1 - June 30, 1997        1.125**              .34375**


These prices are based on the Company's research and reflect only inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

----------------------
*The above prices represent  historical  prices for Resource Finance Group, Ltd.
(RFGP) common stock which have been adjusted to reflect the exchange ratio used in the merger of RFG into IDS whereby each four shares of RFGP common stock became one share of IDSI common stock.

**The above prices are for IDSI common stock. IDSI common stock began trading on April 1, 1996.
-----------------------

Holders

The Company had approximately 1,316 holders of record as of September 22, 1997, which number does not include shareholders whose shares are held in street or nominee names.

Dividends

The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.


Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Upon consummation of the merger of DSI and RFG into IDSI, former DSI shareholders held approximately 85% of the stock of IDSI. As a result, DSI was deemed to be the successor for purposes of accounting and financial reporting. Accordingly, the results of operations for RFG are included for the period commencing April 1, 1996 only. The results from operations of TNG are included for the period commencing June 28, 1996. The fiscal year adopted for the surviving accounting entity continues to end on June 30 of each year.

The Company's core products are Vision (business management system for long term care facilities), Focus (practice management system for physicians) and related leasing programs. There are 20,738 such facilities in the United States according to industry data compilations. Over 40% of these facilities are not using any form of computerized information processing despite governmental mandates that now require electronically gathered and reported patient/resident information.

Vision -- The Vision system for nursing homes was developed pursuant to an agreement with HPSI. HPSI negotiates supply contracts and provides other services to approximately 3,000 nursing homes. A subsidiary of HPSI, "HPSI On-line", is the owner of the Vision system. IDSI receives all of the revenues derived from the provision of computer hardware, hardware maintenance, software support and software maintenance. IDSI has the right to designate one-half of the director positions of the Board of HPSI On-line and to receive 67% of other revenues that may be generated by HPSI On-line, in particular, possible future transactions fees for the use of the planned Vision Intranet.

Under the terms of the Agreement, DSI is responsible for the installation of Vision Systems and for training users of the system. HPSI is responsible for the marketing and sale of Vision systems pursuant to agreements signed in 1994. HPSI receives a sales commission for each system installed. HPSI is often involved in training activities and receives a fee for those activities as well.

A majority of HPSI's members involved in nursing homes are small and mid-sized nursing home chains (consisting of 10 to 40 nursing homes). The largest nursing home chain, Beverly Enterprises, which is not currently a member of HPSI, operates 746 facilities nationally and the top five chains together operate 1,585 homes or about 8% of the total market. The top twenty chains operate 13% of the total market, however, the most rapidly growing segment of the industry is comprised of mid-sized nursing home chains with and for whom HPSI is most active.

Focus -- DSI owns the Focus software product outright and markets the product to physician groups nationwide through selling activities conducted by its own direct sales force. Physician groups numbering in the tens of thousands provide a large target market for the Focus product. Much more competition also exists in this market as compared to the long term care segment served by Vision. Most of the competitors of the Company are very large and are well established. Such companies do not necessarily enjoy an advantage in the area of software development, but are able to exploit their size advantage in the marketing of their products, particularly to very small groups of physicians or to one physician offices.

Accordingly, the Company has targeted larger physician organizations where a concentrated direct sales effort can offset the marketing presence advantage of the larger companies. This approach resulted in a relationship with a large and growing network of ophthalmologists near the end of fiscal 1997.

In order to pursue the selling strategy, DSI went outside of the Company to recruit an established marketing and sales professional to lead the effort. In December 1996, DSI hired Ron L. Greenberg as Vice President of Sales Marketing for DSI's Medical Sales Division. Mr. Greenberg's primary responsibilities are to market DSI's Focus system and related transactional services to the medical community as well as build DSI's sales and sales support infrastructure. Prior to joining DSI, Mr. Greenberg was the Director of Marketing for Procedural Based Systems for Allergan, Inc., a major pharmaceutical and medical products manufacturer with revenues over $1 billion. His previous position was the Director of Sales Planning and Operations. During his ten years with Allergan, Mr. Greenberg was directly involved with sales to the physician community on a regional and national level.

Vision and Focus system users generally sign a 48 or 60 month lease for use of the system, thereby allowing them to conserve their cash and to match their expenditures with their monthly receipts. The leases that were provided to users with acceptable credit ratings were written by Neptune. This type of financing arrangement is a key part of the marketability of the Vision and Focus system packages. In most cases, Neptune sells the lease payment streams to third parties.

To enhance its existing offerings, DSI entered into the following agreements:

In April of 1997 DSI reached an agreement with BancPro, Inc. (through its wholly owned subsidiary, MediPro, Inc.) to provide health care receivable financing to users of Vision and Focus computing systems. MediPro will provide the funds for healthcare receivable financing and DSI will facilitate the flow of electronic funds and the related management information through its Virtual Service Organization software and network.

In April of 1997 DSI signed a letter of intent with Pioneer EyeCare, Inc. ("Pioneer"). Pioneer is a Physician Practice Management Corporation that intends to acquire, as well as offer management services to, its association of over 200 independent eye care providers. The arrangement, when completed, will allow Pioneer to implement their electronic information strategy across its entire network utilizing DSI's Focus system and technology.

On May 13, 1997 DSI reached an agreement with Sound Solutions, Inc. ("SSI"). DSI was given exclusive rights to market and sell SSI's Eye Care Information Center which is an informational touch screen computer program for use by customers in eye care practices. DSI must sell 50 units by September 30, 1997 or they could incur a liability of up to $250,000 less credits for units sold.

HPSI Letter of Intent

Subsequent to June 30, 1997, the Company announced the signing of a letter of intent to merge with National Purchasing Corporation (d/b/a/ "HPSI") of Irvine, California.

HPSI is currently operating as a group purchasing organization servicing over 6,000 locations of which the majority are primarily involved in health care, including long term health care, medical and hospitality facilities. The value of goods and services purchased through HPSI approximates $1 billion per year. Over 20,000 long term care facilities alone provide a large target for growth in HPSI's membership and the value of purchases it facilitates.

Management is pursuing the contemplated merger so that DSI could integrate its sales channels for improved coordination of its marketing and selling efforts, so that the Company could access management experienced in the marketing of products and services to the various health care segments and to promote a more stable financial position.

Under the terms of the letter of intent, the management of HPSI would succeed that of IDS upon the successful consummation of the contemplated merger.

IDSI intends to finance the merger via a common stock offering and/or the issuance of convertible preferred stock to institutional investors. The size of the offering will be determined after negotiations are concluded.

Results of Operations

An historical summary of sales and gross profit:

All amounts in thousands

               1Q 96   2Q 96   3Q 96   4Q 96   1Q 97   2Q 97   3Q 97    4Q 97     1996    1997
               -----   -----   -----   -----   -----   -----   -----   -------   ------  ------
Sales
 Vision        $   0   $  47   $ 154   $ 251   $  39   $ 303   $  92   $  186   $  452  $   620
 Focus             0       0       0       0       0      29       0      649        0      678
 Other DSI        28      90      35      31      28      36      55      144      184      263
 Leasing         n/a     n/a     n/a     n/a     148      43      45      123      n/a      359
                ----     ---     ---     ---     ---     ---     ---    -----      ---    -----
Total Sales    $  28   $ 137   $ 189   $ 282   $ 215   $ 411   $ 192   $1,102    $ 636   $1,920
                ====     ===     ===     ===     ===     ===     ===    =====      ===    =====

Gross Profit
 Vision        $   0   $  23   $  48   $  69   $  12   $ 166   $  63   $   71   $  140   $  312
 Focus             0       0       0       0       0      21       0      476        0      497
 Other DSI        28     (10)     10      11      15       7      24       43       39       89
 Leasing         n/a     n/a     n/a    (324)     11     (80)    (68)       6     (324)    (131)
                ----     ---     ---     ---     ---     ---     ---    -----      ---    -----
Direct GP      $  28   $  13   $  58   $(244)  $  38   $ 114   $  19   $  596    $(145)  $  767

Less Customer
Service Costs     62     164      69     103     169     149     160      202      398      680
                ----     ---     ---     ---     ---     ---     ---    -----      ---    -----
Gross Profit   $ (34)  $(177)  $(127)  $(347)  $(131)  $ (35)  $(141)  $  394    $(543)  $   87
                ====     ===     ===     ===     ===     ===     ===    =====      ===    =====


Gross profit margins for the years ended June 30,:

                                                1997        1996
                                             ---------   ---------
Vision                                           50 %        31 %
Focus                                            73          n/a
Other DSI                                        34          21
Leasing                                         (36)         n/a


Aggregate direct GP                              40 %       (23)%

Vision and Focus utilize many common customer service resources. The Company has staffed that department in anticipation of a steeper growth curve than has been realized by DSI.

Gross margins after proration of customer service resource costs (GMACSC):

                                                1997        1996
                                             ---------   ---------
Vision                                          (25)%       (34)%
Focus                                            42          n/a
Aggregate                                         5 %       (85)%

Unit information:
Beginning Vision installations                   14           0
Installations for the year                       19          14
                                                ----        ----
Vision installations at end of year              37          14
                                                ====        ====
Vision backlog at end of year                     1           9
                                                ====        ====

Beginning Focus (DSI/Med) installations           5           5
Installations for the year                       12           0
                                                ----        ----
Focus installations at end of year               17           5
                                                ====        ====
Focus backlog at end of year                      0           0
                                                ====        ====

Sales of Vision systems have fluctuated over the most recent eight quarters. These variations have adversely impacted business sizing decisions during those periods. As a result, the optimal level of customer service expenditures had not been reached by June 30, 1997. Comparison of GMACSC percentages for Vision and Focus indicate that management's ability to forecast future sales for the Vision product is limited.

In response to the difficulties, the Company made an investment in the enhancement of its Focus product and in its own direct sales force for that product. Initial sales of Focus, particularly in the 4th quarter of 1997, were significant to total revenues for any previous period in the history of the Company. Margins were much higher for Focus than for Vision, both before and after allocation of customer service costs.

Management plans to offer a scaled down version of Vision, which will include the Minimum Data Set II that is the core of federally mandated electronic reporting, during the 1998 fiscal year. Management believes that a simpler and less costly version of Vision will attract more nursing facilities to DSI products and make it easier for users to start the process of sophisticated information systems development.

Management expects some shake-out time will be necessary to properly absorb its new Focus users into planned information system networks, and, therefore expects no further installations of Focus in the quarter immediately following June 30, 1997. Management expects DSI's installation and set up capabilities to improve, as a result of experience, such that a smoother, more manageable installation and sales pattern can be developed.

Total 1997 revenues increased by $1,283,837 or by 202% as compared to 1996. The increase primarily was due to the introduction of Focus, new leasing revenues and a 37% increase in Vision sales.

Costs of goods and services increased due to the increase in sales volume and an increase in customer service costs of $282,950, or 71% over those in 1996. The increase in customer service costs reflected higher than realized sales projections for Vision and the introduction of Focus.

Selling expenses increased to $1,350,298 from $468,013 in 1996 due to the establishment of DSI's direct sales force, including related moving, travel and personnel costs. Selling expenses also increased due to increase of the provision for uncollected payments of $158,000.

Administration expenses increased to $1,613,760 from $1,291,698 due to consulting payments made to the former owners of The Neptune Group, Inc. that totaled $275,000 for 1997. Subsequent to June 30, 1997, the consultants and the Company entered into an agreement whereby the consulting agreement, which expired June 27, 2001 and called for payments aggregating $275,000 per year, was terminated in consideration for a termination payment of $275,000. That payment and other amounts owed the consultants were restructured into the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period. A security agreement and collateralized promissory note for $406,764 was executed. The company is also to pay to the former consultants 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. The Company has provided for the foregoing termination as of June 30, 1997.

Research and development expense decreased to $775,484 from $1,217,438 in 1996, a decrease of 36%. The Company redeployed some employees into customer service for Vision, which accounted for the increase in customer service costs, and other reductions were reflective of reduced levels of developmental programming for the Vision system. Additional development expenses also were incurred to create Focus from DSI/Med.

Depreciation and amortization expenses increased to $583,069 from $391,031 in 1996 as a full year of amortization of Screenware, the Company's proprietary program generator, was included versus three months of amortization in 1996.

Interest expense decreased to $25,038 from $247,694 in 1996 as the Company extinguished $1,490,000 of its private placement debt at June 30, 1996. Interest expense for 1997 primarily related to capital leases used to finance computers, equipment and furniture.

Losses from impairment of DSI's investment in RFG, consisting of 1 million shares, were $375,000 in 1996. The stock of RFG was received in 1994 in exchange for DSI's proprietary software application generator, "Screenware". The value of RFG's restricted stock was appraised and recorded at $2.5 million at the time of the exchange. Subsequently, the market value of RFG's restricted stock, representing a 50% discount from the low bid quotation of RFG stock on the Nasdaq Over-The-Counter Electronic Bulletin Board, steadily declined throughout 1995 and 1996.

The net loss for 1997 was $4,032,103 and the net loss for 1996 was $4,488,756. The cumulative loss from inception was $11,544,584. The net loss per share for 1997 was $0.29 and the net loss per share was $0.53 for 1996. Weighted average outstanding shares was 14,063,626 for 1997 and was 8,821,991 for 1996.

There was no provision for income taxes in 1997 or in 1996 as losses were reported. The recoverability of related net operating loss carryovers is uncertain due to the Company's history of operating losses and no future tax assets have been recorded.


Liquidity and Capital Resources

The Company experienced operating losses of $4,182,103 during 1997, of which $807,392 where non-cash charges such as depreciation and amortization. Those amounts for 1996 were $4,488,756 and $449,781, respectively. Net cash used in operating activities totaled $3,077,665 for 1997 and $1,933,322 for 1996. The Company had $3,064,329 in cash and equivalents to start fiscal 1997, and had $355,009 remaining at the end of the fiscal year, but accounts payable at June 30, 1997 had increased by $417,764 over the balance recorded at June 30, 1996 as a result of operating losses sustained by the Company and the Company's diminished cash position. Proceeds from the issuance of common stock were $739,682 in 1997, primarily from the conversion of Series B warrants that were granted pursuant to the Company's private placement of debt in 1995. Proceeds from stock issued during 1996 totaled $4,004,583.

Proceeds from short-term borrowings from related parties decreased to $80,553 in 1997 from $559,658 in 1996. Short-term borrowings from related parties have increased subsequent to June 30, 1997 in an effort to alleviate some of the financial pressure on the Company. Such borrowing exceeded $100,000 at September 20, 1997.

The Company is experiencing critical shortages of working capital. Significant operating losses have continued subsequent to June 30, 1997, and management's projections indicate that operating losses will continue through December, 1997. Furthermore, those projections also indicate that approximately $500,000 of additional capital must be raised even if projected sales and cash receipts are achieved. The Company has experienced critical working capital deficiencies since June 30, 1997 and has experienced computer equipment supply difficulties as a direct result of those deficiencies. Management's projection of operating results and cash flows for the year ending June 30, 1998 indicates that, exclusive of an infusion of additional capital, there remains a projected cash shortfall of approximately $500,000. Therefore, substantial doubt exists regarding the Company's ability to continue as a going concern.

The Company negotiated a termination of consulting agreement subsequent to June 30, 1997. The terminated agreement required the Company to pay monthly consulting fees aggregating $275,000 per year for 1997 and the following four years. To terminate the agreement, the Company restructured its required termination payment of $275,000 and other amounts then owed to Visys into the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period. A security agreement and collateralized promissory note for $406,764 was executed. The company is also to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. The Company can defer payments on the promissory note until January, 1998, but such deferrals require the payment of additional consideration in the form of cash or stock. Assuming the Company defers payments until January, 1998, $88,788 will become due then, and payments of $9,326 will be due each month thereafter until December, 2000. The Company has provided for the foregoing termination as of June 30, 1997.

The Company has a supply agreement that calls for minimum software purchases from the supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 20, 1997. The Company will most likely default on the remaining commitment unless it is able to negotiate a change in the terms of the original agreement. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. and has also acquired the rights to a counter suit against the same agent. The Neptune Group is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment whereby it is requesting among other things that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. The motion has not yet been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial position, liquidity and operations of the Company.

Security agreements with a related party and with the former consultants, along with the poor financial condition of the Company, limit the ability of the Company to seek debt financing. The low market price of the Company's stock also limits the Company's ability to obtain adequate proceeds from issuances of its stock

As a consequence of the foregoing, management can provide no assurances regarding continued viability of the Company.


Management's Plan for Viability

Sales of Vision and Focus systems, along with revenues received by Neptune for its related and unrelated leasing activities are projected to continue to increase after January 1, 1998. Management expects sales for the quarter ending September 30, 1997 to be very low in comparison to recent quarters. As a result, operational losses expected for that period have created the need for additional capital totaling $500,000 as indicated by management cash flow projections. Management is currently negotiating with several parties who have expressed an interest in entering a line of credit arrangement with the Company. Those involved in these negotiations have provided such financing arrangements to the Company within the previous two years. These parties are also beneficial owners of significant amounts of the Company's common shares.

The Company's viability depends on successful achievement of management's operating and cash flow projection for the twelve months ending June 30, 1998, the arrangement of financing to cover the expected shortfall in working capital and any shortfalls from management's projections, the successful renegotiation of a supply contract and the successful assertion of its claims against MKT and successful defense against MKT's counterclaims.


Item 7.  Financial Statements.

The financial statements listed in the index found in Item 13(c) are included in this Report, beginning on Page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Wilber & Townshend, P.C. were previously the principal accountants for Intelligent Decision Systems, Inc. On December 30, 1996, the Board of Directors dismissed the firm of Wilber & Townshend, P.C. and approved the engagement of the firm of Coopers & Lybrand as principal auditor for Intelligent Decision Systems, Inc.

In connection with the audits of the two fiscal years ended June 30, 1995 and 1996, and the subsequent interim period through December 30, 1996, there were no disagreements with Wilber & Townshend, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

The accountants' report of Wilber & Townshend, P.C. on the consolidated financial statements of Intelligent Decision Systems, Inc. (successor by merger with Resource Finance Group, Ltd.) and subsidiaries as of and for the year ended June 30, 1996 and of Resource Finance Group, Ltd. and subsidiaries for the year ended June 30, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The present directors and executive officers of the Company, their ages, positions held in the Company and duration as such, are listed below. IDSI's Board of Directors is presently comprised of five members, five of the seven seats are filled. IDSI's Certificate of Incorporation provides that, as such time as the Board of Directors is comprised of three or more members, the Board of Directors will be divided into three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of the directors will be elected at each annual meeting of stockholders or until their respective successors have been elected and duly qualified, and at least two annual meetings of stockholders may be required for the stockholders to change a majority of the directors, regardless of whether a change in the Board of Directors would be beneficial to IDSI and its stockholders or a majority of IDSI's stockholders believes that such a change would be desirable.

Officers hold office at the pleasure of the Board Of Directors, absent any employment agreement, of which three currently exist. There is no arrangement between any such person or the Company and any third person pursuant to which such third person was or is to be selected as a director or officer of the Company. There are no family relationships between any director or executive officer.

The following individuals are the current directors and executive officers of the Company:


      Name                    Age       Position               In Office Since

      Mark A. Babin           43        President and Chief   1/12/95 to 8/22/97
                                        Executive Officer;

                                        Chief Financial       1/12/95 to present
                                        Officer and Director

      Raymond F. Blue         67        Director              4/01/96 to present

      David A. Horowitz       54        President and Chief   8/22/97 to present
                                        Executive Officer;

                                        Chairman of the       4/01/96 to present
                                        Board and Director

      Robert B. Hyte          52        Director              4/01/96 to present

      James M. Keller, Jr.    38        Secretary, Treasurer  4/15/93 to present
                                        and Director


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

Mark A. Babin served as President and CEO of the Company from April 1, 1996 to August 22, 1997. Mr. Babin has served as Chief Financial Officer and Director of the Company since April 1, 1997. Mr. Babin served as a director of RFG from January 12, 1995 to March 31, 1996. Mr. Babin served as President, Chief Executive Officer, Chief Financial Officer and Director of RFG from January 15, 1995 to March 31, 1996, Mr. Babin served as a consultant to assist RFG's Chief Financial Officer from June 1994 to January 15, 1995. From 1988 to 1994, Mr. Babin was President of Babin & Company, P.C., a consulting firm assisting development stage companies in various industries. From 1983-1988, Mr. Babin served in a number of top financial positions with Airgas, Inc. an $800 million NYSE listed manufacturing and distribution company. Mr. Babin is a certified public accountant and a member of the American Institute of Certified Public Accountants as well as a member of the Michigan Association of Certified Public Accountants.

David A. Horowitz has served as President and CEO of the Company since August 22, 1997. Mr. Horowitz has served as the Company's Chairman of the Board since April 1, 1996. Mr. Horowitz has served as President, Chief Executive Officer, Treasurer and a Director of DSI since April 1, 1996. Mr. Horowitz served as President, Chief Executive Officer, Treasurer and a Director of Old DSI from January 1993 to March 31, 1996. From 1989 until 1990, Mr. Horowitz served as founder and president of International Diagnostic Technologies, a development stage company involved with immunodiagnostic and toxicology tests. In December 1990, IDT merged with and into Eubix Technologies, Inc. ("Eubix"). Mr. Horowitz served as President, CEO and a Director of Eubix until June 1992. Mr. Horowitz was a founder and, from 1987 to 1989, served as President and CEO of Calypte Biomedical Company in Berkeley, California. Calypte is a developer, manufacturer and marketer of medical urine based immunodiagnostic tests. From 1985 to 1987, Mr. Horowitz served as Executive Vice President and a Director of ShareData, Inc. in Chandler, Arizona. ShareData was in the entertainment/business software business. Mr. Horowitz was the founder and President of the Electric Book Company of Westport, Connecticut from 1983 to 1985. Mr. Horowitz filed Chapter 11 personal bankruptcy on October 15, 1992.

Robert B. Hyte has served as Director of the Company since April 1, 1996. Mr. Hyte has served as Executive Vice President, Secretary, Chief Science Officer and a Director of DSI since April 1, 1996. Mr. Hyte served as Executive Vice
President, Secretary, Chief Science Officer and a Director of Old DSI from January 1993 to March 31, 1996. Mr. Hyte is the author of Screenware, a 5th generation computer programming language used to simplify the development of computer programs written for the Pick operating system. From 1990 to 1992, Mr. Hyte was Vice President, Product Development for Partner Systems, Inc., a computer software company located in Provo, Utah. From 1988 to 1990, Mr. Hyte served as Pick product manager for Rexon Business Machines, a computer hardware and software company located in Los Angeles, California. From 1986 to 1988, Mr. Hyte served as President of Integrated Medical Systems, a company located in Washington, D.C. which produced health care software. From 1980 to 1986, Mr. Hyte served as Vice President and General Manager of the Health Care Systems division of Management Systems Corp., a time sharing company in Salt Lake City, Utah.

James M. Keller, Jr., has served as Secretary, Treasurer and Director of the Company since April 1, 1996. Mr. Keller served as Secretary, Treasurer and Director of RFG from April 15, 1993 to March 31, 1996. Mr. Keller has an undergraduate degree from the University of Michigan and a law degree from Wayne State University. He is a partner in the law firm of DeGroot, Keller & Vincent, Grand Rapids, Michigan, with which he became associated in 1986.

Raymond F. Blue has served as Director of the Company since April 1, 1997. Mr. Blue served as Director of Old DSI from April 1993 to March 31, 1996. From 1990 until 1993 Mr. Blue was American Airlines' supervisor in charge of aircraft maintenance, maintenance training, and personnel scheduling.

R. Wayne Fritzsche was appointed to the Board of Directors on December 11, 1996 and effective June 5, 1997, R. Wayne Fritzsche resigned from the Board of Directors for personal reasons.

On August 22, 1997 Mark A. Babin resigned as Chief Executive Officer and President of the Company and David A. Horowitz was appointed as President and Chief Executive Officer. Mark A. Babin retained his position as Chief Financial Officer.

Section  16(a)  Beneficial   Ownership  Reporting   Compliance.   Disclosure  of
Delinquent Filers in response to Item 405 of Regulation S-B.

     None

Item 10.  Executive Compensation

Set forth below is information as to the salary paid to the named executive officer's for each of the registrant's last three completed fiscal years.


                                                             Long Term Compensation
                                                 -----------------------------------------
                              Annual Compensation             Awards     Payouts
                       -------------------------------------------------------------------
                                                   Other                                     All
Name                                               Annual   Restricted  Securities          Other
and                                                Compen-    Stock     underlying  LTIP    Compen-
Principal                      Salary    Bonus      sation    Award(s)   Options/  Payouts  sation
Position             Year      ($)       ($)        ($)       ($)        SARs(#)    ($)      ($)
-----------------  ---------  --------  --------   -------- ----------  ---------- -------- --------
Mark A. Babin      7/1/96 to  $110,000  ---        ---      ---         ---        ---      ---
(President & CEO)  6/30/97
Mark A. Babin      7/1/95 to  $110,000  $5,000(1)  ---      ---         ---        ---      ---
(President & CEO)  6/30/96
Mark A. Babin      1/15/95 to $ 48,000  ---        ---      ---         ---        ---      ---
(President & CEO)  6/30/95
Joseph J. Walsh    7/1/94 to  $ 46,300  ---        ---      ---         ---        ---      ---
(President & CEO)  1/11/95
David A. Horowitz  7/1/96 to  $110,000  ---        ---      ---         ---        ---      ---
(President & CEO   6/30/97
of IDS's sub -DSI)
Robert B. Hyte     7/1/96 to  $110,000  $50,000(2) ---      ---         ---        ---      ---
(Executive Vice    6/30/97
of IDS's sub -DSI)






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

     (2) Mr. Hyte's cash bonus compensation was a one-time performance based compensation award.

--------------------------


                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                  Individual Grants
-----------------------------------------------------------------------------------

                                    % of Total
                                   Options/SARs                 Market
                        Options/    Granted to    Exercise    Price on
                         SAR/s     Employees in    or Base     Date of    Expiration
Name                   Granted(#)  Fiscal Year   Price($/Sh)  Grant($/Sh     Date
------------------    -----------  ------------  -----------  ----------  ----------

Mark A. Babin          -0-         N/A           N/A          N/A         N/A
David A. Horowitz      -0-         N/A           N/A          N/A         N/A
Robert B. Hyte         -0-         N/A           N/A          N/A         N/A


              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values
----------------------------------------------------------------------------------------

                                                          Number of
                                                          Securities       Value of
                                                          Underlying      Unexercised
                                                         Unexercised      In-the-Money
                                                         Options/SARs     Options/SARs
                                                         at 6/30/97(#)    at 6/30/97($)
                     Shares Acquired                     Exercisable/     Exercisable/
Name                 on Exercise (#)  Value Realized($)  Unexercisable    Unexercisable
-----------------    ---------------  -----------------  -------------    --------------

Mark A. Babin        -0-              N/A                550,000/0        $0/$0 (2)
David A. Horowitz    112,500          $70,312.50         750,000/0        $0/$0 (2)
Robert B. Hyte       128,000          $80,000            750,000/0        $0/$0 (2)


--------------

(1) Value of the option shares is based on the mean between the high ask and the low bid prices supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of the exercise date - December 30, 1996 ($1.125 minus the exercise price of $.50) The value realized was determined without consideration of taxes payable as a result of exercise.

(2) Value is based on the mean between the high ask and the low bid prices supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of June 30, 1997 (the last trading date during fiscal 1997 - $.78124) minus the exercise price of $1.00.

---------------


              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------
                                                       Estimated Future Payouts
                                                     Under Non-Stock Price-Based Plans
                                                    ------------------------------------
                                     Performance or
                                     Other Period
                   Number of            Until
                   Shares, Units or   Maturation    Threshold    Target     Maximum
Name               Other Rights(#)    or Payout     ($ or #)     ($ or #)   ($ or #)
----------------   ----------------  -------------  ---------    --------   --------
Mark A. Babin      -0-               N/A            N/A          N/A        N/A
David A. Horowitz  -0-               N/A            N/A          N/A        N/A
Robert B. Hyte     -0-               N/A            N/A          N/A        N/A



Directors of the Company do not receive compensation for their services as directors.

The Company has an employment agreement with Mr. Babin pursuant to which he is to be employed until July 1, 2000. The agreement provides Mr. Babin with an annual salary of $110,000 with annual increases of at least $20,000, a company car, and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.

The Company has an employment agreement with Mr. Horowitz pursuant to which he is to be employed as DSI's President, CEO and Treasurer until January 1, 2000. The agreement provides Mr. Horowitz with an annual salary of $110,000 with annual increases of at least $20,000, a company car and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.

The Company has an employment agreement with Mr. Hyte pursuant to which he is to be employed as DSI's Executive Vice President, Chief Science Officer and Secretary until January 1, 2000. The agreement provides Mr. Hyte with an annual salary of $110,000 with annual increases of at least $20,000, a company car, incentive compensation and discretionary bonuses. The employment agreement requires payments to the executive in the event of employment termination, resignation or death which could exceed $100,000.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)(b) Security Ownership. The following table sets forth as of September 22, 1997, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the company, except as may be otherwise noted.


                 Name and Address           Amount & Nature of      Percent
                 of Beneficial Owner(1)     Beneficial Owner(2)    of Class(3)

Title of Class

Common Stock      Mark A. Babin*               571,250(4)             3.7%

Common Stock      David A. Horowitz*           879,167(5)             5.7%

Common Stock      Robert B. Hyte*            1,050,300(6)             6.8%

Common Stock      James M. Keller*             582,500(7)             3.8%

Common Stock      Raymond J. Blue*              25,000                0.2%

Common Stock      Mid America Venture        1,763,107(8)            11.3%
                  Capital Fund, Inc.
                  716 Norwest Midland Bldg.
                  Minneapolis, MN 55401

Common Stock      Charles J. Newman          1,973,817(9)            12.7%
                  716 Norwest Midland Bldg.
                  Minneapolis, MN  55401

Common Stock      National Purchasing Corp.    900,000(10)            5.8%
                  1360 Reynolds Ave.,Ste. 101
                  Irvine CA 92714

Common Stock      The Neptune Group, Inc.      750,000                5.1%
                  (Old Neptune)
                  1266 Main Street
                  Stamford, CT 06902


Common Stock      AMC Consumer Services, LLC   950,000(11)            6.2%
                  63 Wall Street, Ste. 2502
                  New York, NY 10005

Common Stock      *All directors and/or      3,083,217(12)           17.8%
                  officers as group
                  (5 persons)

-----------------------------------
(1) Unless otherwise indicated, the address is c/o IDS, 2025 East Beltline Ave., SE, Suite 400, Grand Rapids, MI 49546.

(2) Includes shares subject to stock options or warrants to purchase IDSI common stock.

(3)   Based on 14,748,196 shares of IDSI common stock.

(4)   Includes stock options to purchase 550,000 shares of IDSI common stock.

(5)   Includes stock options to purchase 750,000 shares of IDSI common stock.

(6)   Includes stock options to purchase 750,000 shares of IDSI common stock.

(7)   Includes stock options to purchase 500,000 shares of IDSI common stock.

(8) Includes stock options to purchase 100,000 shares of IDSI common stock, warrants to purchase 500,000 shares of IDSI common stock and warrants to purchase 187,500 shares of IDSI common stock

(9) Includes 975,607 shares which are owned by Mid America Venture Capital Fund, Inc. and 100,000 shares are owned by National Acceptance Corp, (both are companies in which Mr. Newman is a controlling shareholder -Mr. Newman disclaims beneficial ownership of said shares), also includes stock options owned by Mid America Venture Capital Fund, Inc. to purchase 100,000 shares of IDSI Common Stock warrants owned by Mid America Venture Capital Fund, Inc. to purchase 500,000 shares of IDSI common stock and warrants owned by Mid America Venture Capital Fund, Inc. to purchase 187,500 shares of IDSI common stock (Mr. Newman disclaims beneficial ownership of such options and warrants).

(10) Includes stock options to purchase 150,000 shares of IDSI common stock and stock options to purchase 600,000 shares of IDSI common stock.

(11)  Includes  a warrant  to  purchase  600,000  shares of IDSI  common  stock.

(12) Includes stock options to purchase up to 2,550,000 shares of IDSI common stock.
-----------------------------------


Item 12.  Certain Relationships and Related Transactions.

On July 22, 1996 the Company awarded a cash bonus of $50,000 to Robert Hyte.

On November 14, 1996, the Company advanced $30,000 to Mid America Venture Capital Fund, Inc., an affiliate by reason of beneficial stock ownership. The advance was made to cover possible future expenses relating to consulting services.

On December 30, 1996, David Horowitz, Chairman and Director of the Company and also Chief Executive Officer of DSI, exchanged approximately 8 months of his employment contract with DSI for cash of $56,250 which was returned to the Company when Mr. Horowitz exercised options for 112,500 shares at $.50 per share on December 30, 1996. On December 30, 1996, Robert Hyte, a Director of the Company and also Chairman and Chief Operating Officer of DSI, exchanged approximately 9 months of his employment contract with DSI for cash of $64,000 which was returned to the Company when Mr. Hyte exercised options for 128,000 shares at $.50 per share on December 30, 1996. The Company retained the related stock certificates issued from the exercise of the options as security for the future performance of the contracted services.

On December 31, 1997 the Company granted a Warrant to Mid America Venture Capital Fund, Inc. to purchase 187,500 shares at $1.125 per share.

On March 1, 1997 the Company authorized the exchange of cash collateral for the David Horowitz and Robert Hyte stock certificates held as security. On April 1, 1997, Robert Hyte provided $50,000 as cash collateral to the Company, and, in exchange, the Company released 100,000 of the 128,000 shares which were previously held as collateral for the performance of duties which were previously under contract.

On more than one occasion, Mid America loaned money to Company in exchange for a series of notes totaling $30,553. The notes payable are collateralized by all assets of the Company, are payable upon demand and bear interest at the rate of 9% per annum.

From a period between May 5, 1996 and June 17, 1997, the Company borrowed money from Mid America Venture Capital Fund Inc. in the amount of $30,252 at nine percent interest per annum. The Company has signed promissory notes evidencing such debt.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits marked with an asterisk (*) are filed with this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the company will furnish any exhibit indicated in the list below as filed with report upon payment to the Company of its expenses in furnishing the information.


2.0  Plan of Acquisition/Merger

2.1 Agreement and Plan of Merger, dated as of April 15, 1995, by and between Intelligent Decision Systems, Inc. and Resource Finance Group, Ltd. A copy was filed with the SEC on June 2, 1995 as an exhibit to the Company's Form S-4 Registration Statement.

2.2 Amended and Restated Agreement and Plan of Merger, dated as of July 14, 1995, by and among Digital Sciences, Inc., Resource Finance Group, Ltd. and DSI Acquisition Corp. A copy was filed with the SEC on August 14, 1995 as an exhibit to the Company's amendment no. 1 to the Form S-4 Registration Statement.

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

4.3   Specimen common stock certificates of the Company [2]

10.1  1993 Employee Stock Compensation Plan

10.2  1993 Incentive Stock Option Plan

10.3  1993 Non-Statutory Stock Option Plan

10.4  Agreement between RFG and Crutchfield Corporation dated July 1, 1993

10.5  Trade agreement between RFG and George Enrique Rossi dated July 1, 1993

10.6  Digital Sciences, Inc. contracts

10.7  National Purchasing Corporation contract

10.8  Mark Babin consulting contract

10.9  River Capital, Inc. agreement with commitment letter

10.10 Amended and Restated Joint Operating Agreement. A copy was filed with the SEC on August 14, 1995 as an exhibit to the Company's amendment no. 1 to the Form S-4 Registration Statement

10.11 DSI Stock Option Plan for Employees (assumed by IDSI pursuant to the terms of the Agreement and Plan of Merger dated July 14, 1995) [2]

10.11 Agreement of Sale dated June 27, 1996 between the Company and The Neptune Group, Inc. A copy was filed with the SEC on July 11, 1996 as an exhibit to the Company's Form 8-K

10.12 Employment Agreement with Mark A. Babin

10.13 Employment Agreement with David A. Horowitz

10.14 Employment Agreement with Robert B. Hyte

10.15 Employment Agreement with Eugene J. Feher

10.16 Employment Agreement with Jonathan Preiser

10.17 Employment Agreement with Scott J. Preiser

10.18 Fritzsche, Kamin, Lane Consulting Agreement

10.19 Sound Solutions, Inc. Distribution Agreement*

10.20 West America Capital Markets Group, Inc. Services Agreement*

10.21 DVI Financial Services, Inc. Agreement*

16.01 Letter re:  Change of Certifying Accountant [3]

21.0  Subsidiaries of the Company*

23.0  Consent of Experts and Counsel

23.01 Consent of Wilber & Townshend P.C.

23.02 Consent of Coopers & Lybrand, LLP

27.0  Financial Data Schedule*



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

    [3] Filed as an Exhibit to the  Company's report on Form 8-K filed  with the
        Commission on January 3, 1996 reporting a change in the Company's principal auditors from the firm of Wilber & Townshend, P.C. to the firm of Coopers & Lybrand and incorporated herein by reference.
-------------------------------


(b)   Reports on Form 8-K filed during the quarter ended June 30, 1997.

          None

(c)  Financial Statements Index:

           INDEPENDENT AUDITORS REPORTS (COOPERS & LYBRAND, LLP)......F-1
           INDEPENDENT AUDITORS REPORTS (WILBER & TOWNSHEND, PC)......F-2
           CONSOLIDATED BALANCE SHEETS................................F-3
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............F-5
           CONSOLIDATED STATEMENTS OF OPERATIONS......................F-10
           CONSOLIDATED STATEMENTS OF CASH FLOWS......................F-11
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................F-13

d)  Financial Statement Schedules: See exhibit 27.

                            SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.





Date: September 29, 1997                INTELLIGENT DECISION SYSTEMS, INC.


                                        By:  /s/ David A. Horowitz
                                           ____________________________________
                                             David A. Horowitz, President





     In accordance with the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name
Date
Title



/s/ David A. Horowitz
___________________________________
David A. Horowitz
September 29, 1997
President, Chief Executive Officer,
Director



/s/ Mark A. Babin
___________________________________
Mark A. Babin
September 29, 1997
Chief Financial Officer, Director



/s/ James M. Keller, Jr.
___________________________________
James M. Keller, Jr.
September 29, 1997
Secretary, Treasurer, Director



/s/ Robert B. Hyte
___________________________________
Robert B. Hyte
September 29, 1997
Director



/s/ Raymond F. Blue
___________________________________
Raymond F. Blue
September 26, 1997
Director

Board of Directors
Intelligent Decision Systems, Inc.
Grand Rapids, Michigan

                        Independent Auditors' Report



We have audited the accompanying consolidated balance sheets of Intelligent Decision Systems, Inc. (a Development Stage Company) as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligent Decision Systems, Inc., (a Development Stage Company) as of June 30, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Intelligent Decision Systems, Inc. and Subsidiaries (A Development Stage Company) will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Intelligent Decision Systems, Inc. and Subsidiaries has suffered recurring losses from operations; the losses from operations together with other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coopers & Lybrand LLP

Grand Rapids, Michigan
August 27, 1997

Board of Directors
Intelligent Decision Systems, Inc.
Grand Rapids, Michigan

                        Independent Auditors' Report



We have audited the accompanying balance sheets of Intelligent Decision Systems, Inc. (a Development Stage Company) as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Digital Sciences, Inc. (A Development Stage Company) from inception to December 31, 1993 were audited by other auditors whose report dated April 26, 1994 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Decision Systems, Inc., (a Development Stage Company) as of June 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Wilber & Townshend

Jenison, Michigan
September 19, 1996

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                              June 30, 1997 and 1996
--------------------------------------------------------------------------------




                                     ASSETS
                                                   1997                 1996
                                                ----------           ---------
CURRENT ASSETS
     Cash and cash equivalents                $    355,009         $ 3,064,329
     Accounts Receivable
       Trade, net of allowance for doubtful
         accounts of $16,598 and $8,000,
         respectively                              123,795              53,253
     Net investment in direct
       finance leases, current portion             342,205             143,394
     Inventories                                    53,534             146,940
     Contractual rights                            420,282             251,250
     Prepaid expenses                               36,740              16,766
                                                 ---------           ---------
TOTAL CURRENT ASSETS                             1,331,565           3,675,932

PROPERTY AND EQUIPMENT, NET                        392,412             399,584

OTHER ASSETS
     Contractual rights                             24,604             194,445
     Net investment in direct finance
       leases, net of current portion              199,914             105,590
     Intellectual property - net of
      amortization                               1,369,048           1,726,191
     Other - net of amortization                   157,033             158,736
                                                 ---------           ---------
                                               $ 3,474,576         $ 6,260,478
                                                 =========           =========







The accompanying notes are an integral part of the consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                              June 30, 1997 and 1996
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   1997                1996
                                               -----------        ------------
CURRENT LIABILITIES
     Bank overdraft                            $         0         $    81,044
     Notes payable                                       0               9,000
     Related party notes payable                    30,553                   0
     Accounts payable                              890,388             470,946
     Accrued expenses                              702,702             575,033
     Long term obligations, current                121,355              44,534
                                                ----------          ----------

     TOTAL CURRENT LIABILITIES                   1,744,998           1,180,557

LONG-TERM OBLIGATIONS, net of current portion      333,338             136,758

COMMITMENTS AND CONTINGENCIES (Note 18)                  0                   0

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value;
       1,000,000 and 3,000,000 shares
       authorized; 0 and 1,631 shares
       issued and outstanding;
       cumulative, 7% payable annually                   0                   2
     Additional paid-in capital                          0           1,500,518
     Common stock; $.001 and 30,000,000 and
       30,000,000 shares authorized;
       14,548,196 and 12,323,332
       shares issued and outstanding                14,548              12,323
     Additional paid in capital                 13,076,276          10,942,801
     Deficit accumulated during the
       development stage                       (11,694,584)         (7,512,481)
                                                ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                       1,396,240           4,943,163
                                                ----------          ----------

                                              $  3,474,576         $ 6,260,478
                                                ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Period January 19, 1993 (Date of Inception) to June 30, 1997
-------------------------------------------------------------------------------------------------------------------


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










The accompanying notes are an integral part of the consolidated financial statements.

                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Period January 19, 1993 (Date of Inception) to June 30, 1997 (continued)
-------------------------------------------------------------------------------------------------------------------


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




The accompanying notes are an integral part of the consolidated financial statements.




                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Period January 19, 1993 (Date of Inception) to June 30, 1997 (continued)
-------------------------------------------------------------------------------------------------------------------


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


The accompanying notes are an integral part of the consolidated financial statements.




                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Period January 19, 1993 (Date of Inception) to June 30, 1997 (continued)
-------------------------------------------------------------------------------------------------------------------


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
                        ==========   ======   ==========    =====        =      =========         =      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.




                                        INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Period January 19, 1993 (Date of Inception) to June 30, 1997 (continued)
-------------------------------------------------------------------------------------------------------------------


                                   Common Stock                   Preferred Stock                          Deficit
                                                                                                         Accumulated
                                              Additional                     Additional       Less        During the       Total
                                               Paid-in                        Paid-in       Unearned     Development   Stockholders'
                           Shares     Amount    Capital     Shares    Amount  Capital     Compensation     Stage          Equity


Balance, June 30,
  1996                  12,323,332   12,323  $10,942,801    1,631  $     2    $ 1,500,518  $      0    $ (7,512,481)    $4,943,163

Exercise of
  warrants and options     843,266      843      738,839                                                                   739,682

Conversion of
  preferred stock        1,359,633    1,360    1,499,160   (1,631)      (2)    (1,500,518)                                       0

Shares issued for
  services                 54,000        54       57,259                                                                    57,313

Cancel shares
 issued for services      (32,035)      (32)     (97,406)                                                                  (97,438)

Stock options
  issued for services                             77,080                                                                    77,080

Stock options
  issued for rights                               66,847                                                                    66,847

Post-closing purchase
  price adjustments
  - Neptune acquisition                         (208,304)                                                                 (208,304)


Net loss                                                                                                 (4,182,103)    (4,182,103)
                        ----------   ------   ----------    -----        -      ---------         -      ----------     ----------
Balance, June 30,
  1997                  14,548,196   14,548  $13,076,276        0  $     0    $         0  $      0    $(11,694,584)   $ 1,396,240
                        ==========   ======   ==========    =====        =      =========         =      ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended June 30, 1997 and 1996
                                                   and Cumulative Amounts from
                                     January 19, 1993 (Date of Inception) through June 30, 1997
-------------------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                                            Amounts from
                                                           1997             1996              Inception
                                                       -----------      ------------        -------------
NET REVENUES                                          $ 1,919,831       $   635,994         $ 2,984,616

COSTS OF GOODS AND SERVICES                             1,831,864         1,178,845           3,389,198
                                                        ---------         ---------           ---------
GROSS PROFIT (LOSS)                                        87,967          (542,851)           (404,582)
                                                        ---------         ---------           ---------
EXPENSES
     Selling                                            1,350,298           468,013           2,877,557
     Administration                                     1,613,760         1,291,698           3,951,942
     Research & development                               775,484         1,217,438           3,348,098
     Depreciation and amortization                        583,069           391,031           1,072,793
     Interest expense                                      25,038           247,694             358,973
                                                        ---------         ---------           ---------
                                                        4,347,649         3,615,874          11,609,363
                                                        ---------         ---------           ---------

OPERATING LOSS                                         (4,259,682)       (4,158,725)        (12,013,945)

OTHER INCOME (EXPENSE)
     Loss from impairment of investment                         0        (  375,000)         (2,312,500)
     Gain on sale of intellectual property                      0                 0           2,498,334
     Interest income                                       57,703             2,570              60,273
     Miscellaneous income (net)                            19,876            42,399              73,254
                                                        ---------         ---------           ---------
NET LOSS                                               (4,182,103)       (4,488,756)        (11,694,584)
                                                        =========         =========           =========

             Net loss per common share                   $(0.30)           $(0.53)
                                                           ====              ====
             Weighted Average Shares                   14,063,626         8,521,991
                                                        =========         =========








The accompanying notes are an integral part of the consolidated financial statements.



                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               For the Years Ended June 30, 1996 and 1995
                                                      and Cumulative Amounts from
                                      January 19, 1993 (Date of Inception) through June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                                                                                    Amounts from
                                                                                  1997               1996             Inception
                                                                                ---------         ---------           ---------
Cash flows from operating activities
     Net Loss                                                                 $(4,182,103)       (4,488,756)      $ (11,694,584)
     Non-cash items included in net loss:
       Depreciation                                                               171,232           158,048             382,146
       Amortization of intangible assets                                          370,171           232,983             648,981
       Amortization of service contracts                                          265,989            58,750             324,739
       Amortization of contract rights                                             41,666                 0              41,666
       Compensation from stock option grants                                            0                 0              24,050
       Loss (gain) on sale of assets                                                2,472           (14,005)            (11,533)
       Bad debt expense                                                            26,798                 0              26,798
       Legal settlement obligation                                                      0                 0              18,715
       Services contributed as paid in capital                                          0                 0              22,346
       Stock issued for license agreement                                               0                 0             490,100
       Stock and stock options issued as payment for services                      36,955           774,236           1,462,519
       Gain on sale of intellectual property                                            0                 0          (2,498,334)
       Loss on impairment of investments                                                0           375,000           2,321,800
Changes in operating assets and liabilities:
       Increase in receivables                                                    (97,340)           (5,957)           (115,665)
       Decrease in related party receivables                                            0           490,068                   0
       Decrease in taxes receivable                                                     0             7,000                   0
       (Increase)decrease in inventories                                           93,406          (110,152)            (53,534)
       (Increase) decrease in prepaid expenses and rights                        (259,974)           22,861            (259,974)
       Increase (decrease) in bank overdraft                                      (81,044)           81,044                   0
       Increase in deposits                                                       (11,326)          (11,310)            (22,636)
       Increase (decrease) in accounts payable                                    417,764            85,565             525,680
       Increase (decrease) in accrued expenses                                    127,669           411,303             645,867
                                                                                ---------         ---------           ---------
       Net cash used in operating activities                                  $(3,077,665)      $(1,933,322)         (7,720,853)
                                                                                ---------         ---------           ---------









The accompanying notes are an integral part of the consolidated financial statements.


                                         INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                                             (Successor to Resource Finance Group, Ltd.)
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               For the Years Ended June 30, 1997 and 1996
                                                      and Cumulative Amounts from
                                      January 19, 1993 (Date of Inception) through June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Cumulative
                                                                                                                    Amounts from
                                                                                  1997               1996             Inception
                                                                                ---------         ---------           ---------
Cash flows from investing activities
       Investment in direct finance leases                                       (389,352)         (147,614)           (536,966)
       Acquisition of property and equipment                                     (167,433)         (228,777)           (529,515)
       Proceeds from direct finance leases                                         96,219                 0              96,219
       Proceeds from sale of assets                                                   900             3,512               4,412
                                                                                ---------         ---------            --------
       Net cash used in investing activities                                     (459,666)         (372,879)           (965,850)
                                                                                ---------         ---------           ---------
Cash flows from financing activities
     Proceeds from related party short-term borrowings                             80,553           559,658             772,711
     Proceeds from private placement debt                                               0            20,000           1,490,000
     Proceeds from lease financing                                                 71,769           189,912             261,681
     Payments for related party short-term borrowings                                   0                 0             (93,500)
     Payments on notes payable                                                     (9,000)                0              (9,000)
     Payments on long-term debt                                                    (7,000)           (5,253)            (14,963)
     Payments on capital leases                                                   (47,993)          (19,372)            (67,365)
     Proceeds from issuance of stock                                              739,682         4,004,593           6,728,148
     Payments related to issuance of stock                                              0                 0             (26,000)
                                                                                ---------         ---------           ---------
     Net cash provided by financing activities                                    828,011         4,749,538           9,041,712
                                                                                ---------         ---------           ---------

     Net increase (decrease) in cash and cash equivalents                      (2,709,320)        2,443,337             355,009
     Cash at beginning of year                                                  3,064,329           620,992                   0
                                                                                ---------         ---------           ---------
     Cash at end of year                                                       $  355,009        $3,064,329          $  355,009
                                                                                =========         =========           =========

SUPPLEMENTAL CASH FLOW DATA

     Cash paid for interest                                                    $   27,723        $  162,719
     Cash paid for income taxes                                                         0                 0

Supplemental schedule of non-cash investing and financing activities

     Common stock issued for retirement of debt                                         0         1,443,600
     Common stock issued for contractual rights                                    66,847           300,000
     Transfers of inventory to property and equipment                                   0            24,611
     Exchange of investments for contractual rights                                     0           135,000
     Conversion of preferred stock into common shares                           1,500,520

Acquisitions of businesses
     Fair value of assets acquired                                             $        0        $4,134,476
     Fair value of liabilities assumed                                                  0          (385,064)
     Post closing adjustment of contingencies - Neptune acquisition              (208,304)                0
                                                                                ---------         ---------
     Common stock issued and as adjusted                                       $ (208,304)       $3,749,412
                                                                                =========         =========





The accompanying notes are an integral part of the consolidated financial statements.

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

Digital Sciences, Inc. ("DSI"), started in 1993, merged with Resource Finance Group, Ltd. ("RFG") on April 1, 1996 to create Intelligent Decision Systems, Inc. ("IDSI"). DSI's former shareholders received 85% of the IDSI shares outstanding upon the consummation of the merger, and DSI became the surviving entity for accounting purposes and a wholly owned subsidiary of IDSI. On June 28, 1996, IDSI acquired substantially all of the assets of The Neptune Group, Inc. ("TNG") in exchange for 750,000 shares of its stock and the assumption of certain liabilities. TNG became Neptune Technology Leasing Corp. ("NTLC"), a wholly owned subsidiary of IDSI.

The Company's operations include the development, marketing and leasing of computer systems, including the Vision and Focus software/hardware systems. Both systems are comprehensive business and health care management systems, with Vision serving the long term care segment and Focus serving the needs of physicians. The Company provides leases to most users of its systems, and major portions of many of these leases are subsequently sold to third parties.

Principles of Consolidation

The consolidated financial statements include the accounts of Intelligent Decision Systems, Inc. and its subsidiaries, Digital Sciences, Inc. and Neptune Technology Leasing Corp., all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist of purchased computer hardware components for use in the construction of Vision and Focus computer systems. These systems are assembled and shipped to order and there are no finished goods or work in process.

Property and Equipment

Property and equipment are recorded at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of such assets, generally from two to ten years. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results from operations. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Intangible assets and amortization

Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. Asset lives are assigned in accordance with the following schedule:

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

As of each balance sheet date, management assesses the recoverability of intangible assets by comparing the amount of estimated future revenues to be generated from the assets acquired or, in the case of goodwill, the business acquired, less the related future costs of maintenance and customer support, to the unamortized costs for each intangible asset to determine whether any impairment has occurred, and if so, unamortized costs are written down to their net realizable value and the resulting adjustment is charged to amortization expense for the period presented. Once an impairment has been recorded, its recorded unamortized balance is not increased.

Revenue Recognition

Revenues from the sale of Vision and Focus computer systems are recorded upon acknowledgment of acceptance of the system by the customer and costs of goods sold for the hardware included are recorded as specifically identified. Revenue from the sale of all other computer systems and software are recorded upon shipment. Related future maintenance and support costs are estimated and charged to expense when the related revenue is recognized.

Income taxes

Deferred income taxes are recognized, to the extent recoverable, for the temporary difference between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the year and the change during the year in net deferred tax assets and liabilities.

Loss Per Share

Loss per share amounts are determined by dividing the net loss by the weighted average number of shares outstanding, exclusive of warrants and options in view of the fact that inclusion of these items would be anti-dilutive. Loss per share is retroactively adjusted for stock splits and dividends.

Recent Pronouncements

Stock-Based Compensation: In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans for employees using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company continues to use the intrinsic value method in its accounting for stock-based compensation for employees, but uses a fair-value-based method for stock-based compensation involving entities not deemed to be employees, for purposes of applying SFAS 123.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Share: In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15 "Earnings Per Share", which is superseded by this Statement. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early application being prohibited. There would be no impact on net loss per share amounts for 1997 and 1996 as losses were incurred and all common stock equivalents and convertible securities would be dilutive.


Reclassification

Certain reclassifications have been reflected in the previous year amounts to conform with the presentation of corresponding amounts in the current period.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company experienced operating losses of $4,182,103 during 1997, of which $807,392 where non-cash charges such as depreciation and amortization. Those amounts for 1996 were $4,488,756 and $449,781, respectively. Net cash used in operating activities totaled $3,077,665 for 1997 and $1,933,322 for 1996. The Company had $3,064,329 in cash and equivalents to start fiscal 1997, and had $355,009 remaining at the end of the fiscal year, but accounts payable at June 30, 1997 had increased by $417,764 over the balance recorded at June 30, 1996 as a result of operating losses sustained by the Company and the Company's diminished cash position. Proceeds from the issuance of common stock were $739,682 in 1997, primarily from the conversion of Series B warrants that were granted pursuant to the Company's private placement of debt in 1995. Proceeds from stock issued during 1996 totaled $4,004,583.

Proceeds from short-term borrowings from related parties decreased to $80,553 in 1997 from $559,658 in 1996. Short-term borrowings from related parties have increased subsequent to June 30, 1997 in an effort to alleviate some of the financial pressure on the Company. Such borrowing exceeded $100,000 at September 20, 1997.

The Company is experiencing critical shortages of working capital. Significant operating losses have continued subsequent to June 30, 1997, and management's projections indicate that operating losses will continue through December, 1997. Furthermore, those projections also indicate that approximately $500,000 of additional capital must be raised even if projected sales and cash receipts are achieved. The Company has experienced critical working capital deficiencies since June 30, 1997 and has experienced computer equipment supply difficulties as a direct result of those deficiencies. Management's projection of operating results and cash flows for the year ending June 30, 1998 indicates that, exclusive of an infusion of additional capital, there remains a projected cash shortfall of approximately $500,000. Therefore, substantial doubt exists regarding the Company's ability to continue as a going concern.

The Company has a supply agreement that calls for minimum software purchases from the supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 20, 1997. The Company will most likely default on the remaining commitment unless it is able to negotiate a change in the terms of the original agreement. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN - continued

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. and has also acquired the rights to a counter suit against the same agent. The Neptune Group is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment whereby it is requesting among other things that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. The motion has not yet been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial position, liquidity and operations of the Company.

Security agreements with a related party and with the former consultants, along with the poor financial condition of the Company, limit the ability of the Company to seek debt financing. The low market price of the Company's stock also limits the Company's ability to obtain adequate proceeds from issuances of its stock

As a consequence of the foregoing, management can provide no assurances regarding continued viability of the Company.


Currently, management is seeking a limited line of credit facility and is in negotiations with several private parties who have expressed an interest in providing such an arrangement and who have provided such financing to the Company in the past. Management plans to reduce operating expenses to the extent necessary to make up any shortfall in additional capital or projected revenues.


NOTE 3 - NET INVESTMENTS IN DIRECT FINANCE LEASES

The Company's leasing operations consist primarily of the leasing Vision and Focus systems to end users. Some leases are written for equipment not sold by the Company. Although significant portions of most of these leases are sold, certain leases are retained and certain leases are in the process of being sold. These leases are reported as net investment in direct finance leases. The following lists the components of net investment in direct finance leases:

                                                      1997         1996
                                                      ----         ----
     Total minimum  lease  payments
       to be received                             $ 358,568    $ 193,525

     Estimated residual values
       of leased property                             9,132        9,132

     Less unearned income                           (73,958)     (50,817)
                                                    -------      -------
     Net investment in direct finance leases        293,742      151,840
     Net investment in leases held for resale       248,377       97,144
                                                    -------      -------
     Total                                        $ 542,119    $ 248,984
                                                    =======      =======

     Current portion                              $ 342,205    $ 143,394
     Non-current portion                            199,914      105,590
                                                    -------      -------
                                                  $ 542,119    $ 248,984
                                                    =======      =======

Future minimum lease payments receivable for leases not held for resale:

                           1998     $109,554
                           1999       83,244
                           2000       50,068
                           2001       11,030
                           2002            0
                                     -------
                                    $253,896
                                     =======

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The company is a party to off-balance sheet risk in the normal course of business by selling leases to third party financing services with recourse. The Company's policy is to retain collateral rights to the assets underlying those leases including the right to re-market those assets.

During 1997 and 1996 the Company sold leases with recourse which aggregated $790,000 and $290,000, respectively. The terms of the leases sold were generally forty eight months and were discounted at imputed interest rates ranging from 7.75% to 11.5% per annum. At June 30, 1997 and June 30, 1996, future lease receipts that were sold by the Company subject to recourse at present value totaled $ 647,000 and $267,000, respectively. Undiscounted future lease receipts subject to recourse, sold at discounts ranging from 9.5% to 11.5% per annum, totaled $927,910 at June 30, 1997 and $369,386 at June 30, 1996. Allowances of $74,153 at June 30, 1997, and $0 at June 30, 1996, are included in accrued expenses to provide for future minimum lease payments which may become uncollectible and payable by the Company due to recourse.


NOTE 5 - CONTRACTUAL RIGHTS

In February 1995, DSI issued 250,000 shares of restricted common stock at $.50 per share to Visual Information Services, Corporation (Viscorp) in exchange for an exclusive license to purchase and use certain technology in the United States and Canada for a period of ten years. The amortization period is 36 months. On March 27, 1996 DSI entered into an agreement with a related party to exchange 675,000 shares of stock in Resource Finance Group, Ltd. for one year of consulting services valued at $135,000. On May 5, 1996, IDSI issued 150,000 shares of stock valued at $300,000 to a consultant in exchange for services to be performed over a 24 month period. On September 30, 1996, IDSI granted an option to purchase 100,000 shares of IDSI common stock at $2.25 per share to a consultant in exchange for two years of consulting services valued at $25,000. On March 5, 1997 IDSI granted an option to purchase 100,000 shares of IDSI common stock at $3.00 per share to two consultants in exchange for one year of consulting services valued at $20,000. On May 10, 1997 IDSI granted an option to purchase 50,000 shares of IDSI common stock at $.75 per share, which was valued at $21,843, to a supplier in exchange for exclusive marketing rights to a product.

A summary of  contractual  rights:

                                                      1997         1996
                                                      ----         ----
     License from Viscorp                         $  27,778    $  69,445

     Agreement with related party                         0      101,250

     Agreement with consultant                      125,000      275,000

     Agreement with consultant                       15,622            0

     Agreement with consultants                      15,000            0

     Agreement with supplier                        261,486            0
                                                    -------      -------
     Total contractual rights                     $ 444,886    $ 445,695
                                                    =======      =======

     Current portion                              $ 420,282    $ 251,250
     Non-current portion                             24,604      194,445
                                                    -------      -------
                                                  $ 444,486    $ 445,695
                                                    =======      =======

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment comprised of the following at June 30, 1997 and 1996:

                           Capital Lease             Other                  Total
                           1997      1996       1997       1996        1997       1996
                           ----      ----       ----       ----        ----       ----

Leasehold improvements  $  2,888  $  2,888   $ 78,324   $  5,850    $ 81,212   $  8,738
Furniture and fixtures    94,571    94,571     53,339     32,717     147,910    127,288
Office equipment          55,947    55,947     55,115     24,350     111,062     80,297
Production equipment           0        0       2,082      2,082       2,082      2,082
Computer Equipment       171,730   171,730    272,198    234,528     443,928    406,258
                         -------   -------    -------    -------     -------    -------
                        $325,136  $325,136   $461,058   $299,527     786,194    624,663
Less accumulated
  depreciation          (171,117)  (49,069)  (222,665)  (176,010)   (393,782)  (225,079)
                         -------   -------    -------    -------     -------    -------
                        $154,019  $276,067   $238,393   $123,517    $392,412   $399,584
                         =======   =======    =======    =======     =======    =======

Depreciation expense for 1996 and 1995 was $173,704 and $158,049, respectively.

NOTE 7 - INTELLECTUAL PROPERTY AND AMORTIZATION

Intellectual property represents the unamortized recorded amount for "Screenware," a proprietary programming tool for use in developing the Vision, Focus and future applications. Amortization expense for 1997 and 1996 was $357,143 and $89,286, respectively.

NOTE 8 - NOTES PAYABLE

The related party notes payable totaling $30,553 are collateralized by all assets of the Company, are payable upon demand and bear interest at the rate of 9% per annum. The uncollateralized note of $9,000 was payable on demand to an individual and bore interest at the rate of 20% per annum.

                INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 9 - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30:

                                                      1997         1996
                                                      ----         ----
     Settlement obligations payable in monthly
       installments of $786 including interest
       at an effective rate of 22.7% per annum,
       until October, 1997.                       $   3,105   $   10,752

     Obligations under capital leases with
       monthly payments aggregating $5,395
       including interest at effective rates
       ranging from 15.8% to 21.8%.  The lease
       obligations are collateralized by the
       specific equipment under each lease.         201,935      170,540

     Settlement obligations payable annually
       in installments of no less than $60,000
       including interest at an effective rate
       of 11% per annum, until June, 2001           199,623            0

     Obligation to repay funds received from
       a director.  The balance plus interest
       accruing at a rate of 5% per annum, will
       be repaid in equal, bi-monthly
       installments from July, 1999 to December,
       1999                                          50,000            0

                                                    -------      -------
                                                  $ 454,663    $ 181,292
     Less current portion                          (121,355)     (44,534)
                                                    -------      -------
                                                  $ 333,308    $ 136,758
                                                    =======      =======



    Scheduled payments by year:

                                      1998     $121,385
                                      1999      118,902
                                      2000      154,771
                                      2001       59,635
                                      2002            0
                                                -------
                                               $454,693
                                                =======


NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and for 1997 and 1996 were $775,484 and $1,217,438 respectively.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 11 - INCOME TAXES

The provision for income taxes for the years ended June 30, 1997 and 1996, consisted of:



                                                  1997             1996
                                             --------------   --------------
Federal
  Current                                     $         0      $         0
  Deferred                                     (1,455,500)      (1,699,500)
  Deferred tax asset valuation adjustment       1,455,500        1,699,500
State
  Current                                               0                0
  Deferred                                       (250,000)               0
  Deferred Tax Asset Valuation Adjustment         250,000                0
                                                ---------        ---------
Total Provision                                $        0       $        0
                                                =========        =========

Reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                  1997             1996
                                             --------------   --------------

U.S. Federal statutory tax rate                  (34.0)%           (34.0)%

Deferred tax asset valuation adjustment           34.0%             34.0%
                                                ---------        ---------
Effective tax rate                                (0.0)%             0.0%
                                                =========        =========

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. the components of deferred tax liabilities and assets at June 30, 1997 and 1996, consisted of:

                                                  1997             1996
                                             --------------   --------------

Deferred Tax Assets
  Net Operating Loss Carryforwards            $ 4,813,000      $ 3,592,700
  Capital Loss Carryforwards                      782,000                0
  Depreciation                                     20,000           32,500
                                                ---------        ---------
                                                5,615,000        3,625,200

Deferred Tax Liabilities
  Amortization                                    465,000          350,700
  Leases                                          170,000                0
                                                ---------        ---------
Net deferred tax assets                       $ 4,980,000      $ 3,274,500
Deferred tax asset valuation allowance         (4,980,000)      (3,274,500)
                                                ---------        ---------
                                              $         0      $         0
                                                =========        =========

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES - continued

The components resulting in the deferred assets and liabilities above have been included in the accompanying balance sheets as of June 30, 1997 and 1996:

                                                  1997             1996
                                             --------------   --------------

Current Assets                                $         0      $         0
Noncurrent Assets                               4,980,000        3,274,500
Noncurrent Valuation Allowance                 (4,980,000)      (3,274,500)
                                                ---------        ---------
                                              $         0      $         0
                                                =========        =========


At June 30, 1997, the Company has net operating loss carryforwards of approximately $13,000,000, which are available to reduce future taxable income. These carryforwards expire in 2012 to 2017. The net operating loss carryforwards include approximately $3,100,000 which related to the operations of IDSI prior to the merger of DSI and RFG and are subject to certain limitations. The Company also had capital loss carryforwards of $2,300,000, which are available to reduce future capital gains. This carryforward expires in 2001.

NOTE 12 - COMMITMENTS

Employment and consulting agreements - During 1996 the Company entered into employment agreements with several of its key executives to continue their employment through a portion of the year 2001. On June 28, 1996, the Company entered into an agreement with the former major stockholders of The Neptune Group, Inc. to provide consulting services for a period of five years. Subsequent to June 30, 1997, these consultants and the Company replaced the previous consulting agreement with a termination agreement that included termination payments totaling $338,014 plus outstanding consulting fees of $68,750. The resultant liability will be paid in unequal installments over 42 months. Payment deferral fees totaling $17,760 are included in the amounts below, as the Company anticipates electing to defer payments of the first six monthly installments. See Note 18 - CONTINGENCIES for additional terms of the termination agreement.

Commitments from these agreements are summarized as follows:

                                         Former
                        Employees     Consultants             Total
                        ---------     -----------             -----
    1998               $ 630,000      $  144,744           $  774,744
    1999                 601,583         111,912              713,495
    2000                 410,000         111,912              521,912
    2001                 309,167          55,956              365,123
                        ---------      ---------            ---------
                       $1,950,750     $  424,524          $ 2,375,274
                        =========      =========            =========

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS - continued

Leases - The Company leases its office space, company vehicles, and equipment under non-cancelable lease agreements. The Company has the option to acquire the leased vehicles at the end of the respective terms of the leases at fair market value. Expenses under lease agreements for 1997 and 1996 were $241,680 and $121,190, respectively. Future minimum lease obligations are:

Years ending
June 30                Facilities      Vehicles     Equipment       Total
                       ----------      --------     ---------       -----

1998                   $ 247,802       $27,006     $   1,008       $275,816
1999                     238,305        15,952         1,008        255,265
2000                     207,093         7,128         1,008        215,229
2001                     154,411         7,128         1,008        162,547
2002                      16,955             0            84         17,039
                         -------        ------        ------        -------
                        $864,566       $57,214       $ 4,116       $925,896
                         =======        ======        ======        =======

NOTE 13 - STOCKHOLDERS' EQUITY

Reverse stock split

On May 2, 1994, DSI effected a one-for-two reverse stock split of its outstanding common stock. All references in the financial statements to shares issued, average number of shares outstanding and related prices and per share data in the accompanying financial statements have been restated to reflect this reverse stock split.

Preferred stock

The articles of Incorporation for IDSI authorized 1,000,000 shares of $.001 par value preferred stock. On June 27, 1996 the Company issued 1,631 shares of Series A convertible preferred stock for $1,000 per share less offering costs of $130,480. The preferred shares were convertible into common shares at various dates up to 100 days from the date of the offering and carried liquidation and dividend preferences with respect to common shares. Dividends on the preferred stock are cumulative and dividends may be paid in the common stock of the Company or in cash at the discretion of the Company. By October, 1996, all of the 1,631 preferred shares had been converted into common shares totaling 1,359,633. As of June 27, 1997, the Company could not legally pay preferred stock dividends due to its cumulative deficit, therefore none were due according to the provisions of the private placement agreement pertaining to the Series A preferred stock.

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

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 13 - STOCKHOLDERS' EQUITY - continued

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

In January and February 1996, DSI sold 1,428,572 shares at $.70 per share for cash. On April 1, the shareholders of Resource Finance Group Ltd. received 1,590,850 shares for their net assets of $2,268,428 or $1.43 per share. In May 1996, 150,000 shares were issued as payment for services at $2 per share. In June 1996, 138,760 shares were issued from exercising of warrants at $1 per share. In June 1996, shares were issued for services as follows: 14,000 shares at average price of $2.87 for employment services, 56,860 shares at $3.5625 per share for bonus compensation. In June, 881,654 shares were issued to retire private placement debt as warrant holders exercised Series A warrants for $1.69 per share. In June, 750,000 shares were issued in exchange for certain net assets of The Neptune Group, Inc. at $1.97 per share. In June, 1996, dissenting shares from the merger of DSI and RFG were purchased for $1.43 per share.

During 1997, options and warrants for 843,266 shares were exercised for proceeds totaling $739,682, or for an average of $.88 per share. A total of 1,359,633 shares were issued as a result of conversions of Series A preferred stock.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 13 - STOCKHOLDERS' EQUITY - continued

Common Shares Reserved for Conversions of Options and Warrants

A total of 6,035,533 shares have been reserved for potential conversion of stock purchase options and warrants, with exercise prices from $.50 to $20.00 and expiration dates from September 30, 1997 through September 29, 2001.

Post-closing Purchase Price Adjustment

As a result of the settlement of contingencies arising from the purchase of The Neptune Group, Inc., and as goodwill was not recorded as a result of the acquisition, additional-paid-in-capital was reduced by $208,304. The adjustment, made pursuant to the guidance provided by SFAS 38--"Accounting for Preacquisition Contingencies of Purchases Enterprises"--consisted primarily of a liability assumed as a result of negotiations with an important third party purchaser of the Company's leases. The third party had an unsettled dispute with The Neptune Group, Inc. prior to its acquisition by IDSI. The nature of the dispute had been disclosed to the Company prior to the acquisition. Although the Company was satisfied that no liability existed at the time of the acquisition, it settled with the third party in consideration of a future business relationship with that third party. See Note 18 - CONTINGENCIES for a description of the settlement agreement.

NOTE 14 - STOCK COMPENSATION AND STOCK OPTION PLANS

The Company has a qualified stock option plan for its employees ("The ISO Plan"), adopted and effective April 1, 1996, which permits grants of options at exercise prices equal to the fair market value of the stock at the grant date. The exercise price for employees who may own more than 10% of the outstanding shares of the Company or a subsidiary will be at least 110% of the fair value of the Company's common stock at the time of the grant. The Company has reserved a maximum of 500,000 common shares to be issued upon exercise of the options granted under the ISO Plan. Common stock options granted generally have a term of six (6) years from the date of the grant or in the case of a 10% Stockholder, five years from the date of grant. One third (1/3) of the shares subject to the option granted under the ISO Plan vests and is exercisable with respect to such number of shares, on each of the first three annual anniversaries of the date of the grant. A total of 414,540 shares were available for grants as of June 30, 1997, 85,460 were outstanding and 28,487 were exercisable under the ISO Plan. Compensation cost charged to expense associated with the ISO Plan was $0 in 1997 and $0 in 1996.

The Company also has non-qualified stock option plans ("The NSO Plans") that permit grants of options to purchase stock to full-time and part-time employees (as determined by the Company Board of Directors), officers and directors of the Company or Affiliated Corporation, and any attorney, consultant or other adviser to the Company or affiliated Corporation. Additionally, the Company's Board of Directors is empowered to grant stock options and warrants to others in the normal course of business. The NSO Plans do not require a maximum term for options and warrants, but NSO options or warrants have not been granted for a period extending beyond five years. Vesting is generally immediate, although this is not a matter of Board of Directors' policy. As of June 30, 1997, 5,950,073 shares were reserved pursuant to the NSO Plans, 11,243,135 were outstanding and 10,453,135 were exercisable. Costs charged to expense associated with the NSO Plan for 1997 and 1996 were $79,292 and $531,545, respectively.

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14 - STOCK COMPENSATION AND STOCK OPTION PLANS - continued

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 5.11%; no dividend yield for both years; expected life equal to the full life of each option; and volatility factors of 90% for 1997 and 64% for 1996.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective judgments including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                             1997            1996
                                       --------------   --------------
Net loss                  As reported  $ (4,182,103)    $ (4,488,756)
                          Pro forma    $ (4,391,434)    $( 5,459,914)

Loss per share            As reported       $ (.30)          $ (.53)
                          Pro forma         $ (.30)           $(.64)

                 INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14 - STOCK COMPENSATION AND STOCK OPTION PLANS - continued

A summary of the Company's stock option activity, and related information follows:

                                        1997                      1996
                                ---------------------  -----------------------
                                           Weighted                  Weighted
                                             Ave.                      Ave.
                                           Exercise                  Exercise
                                Options      Price       Options      Price
                               --------- ------------  ----------  ----------
Outstanding at
  beginning of year            10,239,384   $ 2.37      6,874,169    $ 1.96
  Granted                       2,858,377     1.33      4,385,628      2.83
  Exercised                      (843,266)     .88     (1,020,413)     1.60
  Forfeited/Canceled             (925,900)    1.22              0       n/a
                               ----------              ----------
Outstanding at June 30         11,328,595     2.31     10,239,384      2.37
                               ==========              ==========

Exercisable at June 30         10,481,622     2.39     10,239,384      2.37
                               ==========              ==========


The weighted average grant-date fair value and weighted average exercise prices of options granted during the year:

                                         1997                     1996
                                ---------------------  -----------------------
                                 Weighted   Weighted    Weighted    Weighted
                                   Ave.       Ave.        Ave.        Ave.
                                   Fair     Exercise      Fair      Exercise
                                  Value      Price       Value       Price
                               --------- ------------  ----------  ----------

Exercise price
  below market price             $  .59      $  .25      $ 2.01      $ 2.31

Exercise price
  equal to market price             .72        1.24         .90        2.35

Exercise price
  above market price                .45        2.10        2.07        3.79


All options and warrants            .68        1.35        1.54        2.91

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 14 - STOCK COMPENSATION AND STOCK OPTION PLANS - continued

Following is a summary of the outstanding stock options as of June 30, 1997:

                       Options Outstanding                 Options Exercisable
              -----------------------------------         ---------------------
                                Weighted
                                  Ave.        Weighted                 Weighted
  Range of        Number        Remaining       Ave.                      Ave.
  Exercise        Out-         Contractual    Exercise       Number    Exercise
   Prices         standing        Life         Price       Exercisable   Price
------------     ---------     -----------    --------     ----------- --------
$  .25 - 1.00    4,051,218         2.5         $  .91       4,051,218   $  .91
  1.13 - 2.00    2,569,833         3.0           1.45       1,779,833     1.50
  2.13 - 3.00    1,710,460         2.0           2.47       1,653,487     2.49
  3.25 - 5.00    2,797,084         3.8           3.87       2,797,084     3.87
 18.50 - 20.00     200,000         3.4          18.88         200,000    18.88
                ----------                                 ----------
                11,328,595         2.9           2.31      10,481,622     2.39
                ==========                                 ==========


NOTE 15 - RELATED PARTY BALANCES AND TRANSACTIONS

During 1996, prior to the merger of RFG and DSI, IDS received revenues from DSI, pursuant to a joint operating agreement, for contracted labor and services totaling $1,232,131.

On July 22, 1996 the Company awarded a cash bonus of $50,000 to Robert Hyte, a director.

On November 14, 1996, the Company advanced $30,000 to Mid America Venture Capital Fund, Inc., an affiliate by reason of beneficial stock ownership. The advance was made to cover possible future expenses relating to consulting services.

On December 30, 1996, David Horowitz, then Chairman and Director of the Company and also Chief Executive Officer of DSI, exchanged approximately 8 months of his employment contract with DSI for cash of $56,250 which was returned to the Company when Mr. Horowitz exercised options for 112,500 shares at $.50 per share on December 31, 1996. On December 30, 1996, Robert Hyte, a Director of the Company and also Chairman and Chief Operating Officer of DSI, exchanged approximately 9 months of his employment contract with DSI for cash of $64,000 which was returned to the Company when Mr. Hyte exercised options for 128,000 shares at $.50 per share on December 31, 1996. The Company retained the related stock certificates issued from the exercise of the options as security for the future performance of the contracted services.

On December 31, 1996 the Company granted a warrant to Mid America Venture Capital Fund, Inc. to purchase 187,500 shares at $1.125 per share.

On March 1, 1997 the Company authorized the exchange of cash collateral for the stock certificates held as security. On April 1, 1997, Robert Hyte provided $50,000 as cash collateral to the Company, and, in exchange, the Company released 100,000 of the 128,000 shares which were previously held as collateral for the performance of duties which were previously under contract.

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 16 - ACQUISITIONS

On April 1, 1996 DSI was deemed to acquire, for accounting purposes, Resource Finance Group, Ltd. ("RFG") for $2,406,200 ($137,800 in assumed liabilities and 1,590,850 shares of the Company's common stock valued at $2,268,400) for all of the outstanding capital stock of RFG, a company primarily engaged in the development and distribution of computerized business systems designed specifically for the long-term (non-acute) health care industry. RFG then effected a merger with Digital Sciences, Inc. ("DSI") by exchanging its common stock for DSI's outstanding stock on a one for one basis. As a result, DSI's former shareholders received approximately 85% of the Company's outstanding shares and for that reason DSI was deemed to be the surviving entity. DSI has adopted RFG's fiscal year end of June 30.

On June 28, 1996, the Company acquired substantially all the assets of The Neptune Group, Inc., a leasing operation providing financing to purchasers of medical equipment and computer systems, for $1,728,203 ($247,219 in assumed liabilities and 750,000 shares of the Company's common stock valued at $1,480,984). The valuation of the acquired net assets (and the stock exchanged) was reduced in 1997 by $208,304 due to the post-combination resolution of contingencies existing at the time of the acquisition.

The  acquisitions  were accounted for by the purchase method and accordingly the
results  of  operations  have  been  included  in  the  accompanying   financial
statements from the effective dates of the business combinations.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK AND DISCLOSURE OF UNCERTAINTIES

Concentrations of credit risk and disclosures of uncertainties not disclosed elsewhere:

The Company invests its excess cash with financial institutions and does not believe it is exposed to any significant credit risk.

In June, 1997, the Company signed an agreement with a third party lease purchaser that grants effective rights of first refusal to the purchase of the Company's sales-type leases involving the Vision or Focus products. Discount rates used to value these transactions were fixed in the agreement.

The Company's internal operating systems and its software products are either designed to accommodate Year 2000 changes, or will be modified without material cost according to management estimates.

NOTE 18 - CONTINGENCIES

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. and has also acquired the rights to a counter suit against the same agent. The outcome of the suits are not determinable at June 30, 1997 and accordingly no assets or liabilities are reflected in the financial statements. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial position, liquidity and operations of the Company.

On May 13, 1997 DSI reached an agreement where it acquired exclusive rights to market and sell a product. DSI must sell 50 units of the product by September 30, 1997 or the Company would incur a liability of up to $240,000 less credits for units sold by then.

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 18 - CONTINGENCIES - continued

On June 1, 1997, Neptune signed an agreement with DVI Financial Services ("DVI") which restructured a claim that DVI had against Old Neptune. Neptune is required to pay DVI an amount between $240,000 and $400,000 depending upon the amount of leases that are purchased by DVI. DVI was granted exclusive rights to purchase Vision and Focus systems leases and will withhold $300 per Vision or Focus system lease purchased by DVI. DVI will withhold .5% to 1% of the original cost of non DSI leases purchased by DVI. Neptune will owe a minimum payment to DVI of $60,000, less amounts previously withheld by DVI, which will be due annually on May 31, 1998, May 31, 1999, May 31, 2000 and May 31, 2001. As part of the agreement, Neptune received financing rates which were more favorable than the rates that they previously negotiated. The present value of the minimum future payments of $240,000 has been recorded as a liability in the consolidated financial statements of the Company.

NOTE 19 - SUBSEQUENT EVENTS

On July 10, 1997 the Company entered into an agreement with Old Neptune and Visys modifying respectively the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement. The Company reduced the exercise price of warrants for the purchase of 300,000 shares previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants for the purchase of 750,000 shares warrant previously granted to Old Neptune to $2.00 from $4.00. The Company terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period. A security agreement and collateralized promissory note for $406,764 was executed. The company is also to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. The Company has provided for the foregoing as of June 30, 1997.