Form 10QSB
period 1997-09-30
INTELLIGENT DECISION SYSTEMS INC
filed 1997-11-14
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended September 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ......... to ...............

                          Commission File No.: 0-22254

                       INTELLIGENT DECISION SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                38-3286394
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


                                 88 Danbury Road
                            Wilton, Connecticut 06987


                    (Address of Principal Executive Offices)

                                  203-761-1057
                            (Issuer's Telephone No.)


                                 No Changes
       (Former name and former fiscal year if changed since last report)


           Weyhill Building, Suite 400, 2025 East Beltline Ave., SE,
                          Grand Rapids, Michigan 49546
                  (Former address if changed since last report)

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

Title of Class: Common Stock

Shares outstanding at:   November 10, 1997: 15,228,712

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 1997 and June 30, 1997                   1

             Condensed Consolidated Statements of Operations
               for the  three months ended  September 30, 1997
               and September 30, 1996                                 3

             Condensed Consolidated Statements of Cash Flows
               for the three months ended  September
               30, 1997 and September 30, 1996                        4

             Notes to Condensed Consolidated Financial
               Statements                                             5




      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           8

PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      13
      Item 2.  Changes in Securities                                  13
      Item 3.  Defaults Upon Senior Securities                        13
      Item 4.  Submission of Matters to a Vote of Security Holders    13
      Item 5.  Other Information                                      13
      Item 6.  Exhibits and Reports on Form 8-K                       13

      Signatures                                                      14

Part I. - Financial Information

Item 1.  Financial Statements


              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                 Sept. 30,           June 30,
                                                   1997                1997
                                               ------------        ------------
                                               (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                $     19,187         $   355,009
     Accounts Receivable
       Trade, net of allowance for doubtful
         accounts of $16,598 and $16,598,
         respectively                              107,643             123,795
     Net investment in direct
       finance leases, current portion              84,101             342,205
     Inventories                                    48,557              53,534
     Contractual rights                            371,659             420,282
     Prepaid expenses                               31,563              36,740
                                                 ---------           ---------
TOTAL CURRENT ASSETS                               662,710           1,331,565

PROPERTY AND EQUIPMENT, NET                        348,006             392,412

OTHER ASSETS
     Contractual rights                             15,396              24,604
     Net investment in direct finance
       leases, net of current portion              174,355             199,914
     Intellectual property - net of
      amortization                               1,279,762           1,369,048
     Other - net of amortization                   152,694             157,033
                                                 ---------           ---------
                                               $ 2,632,923          $3,474,576
                                                 =========           =========







The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Sept. 30,           June 30,
                                                   1997                1997
                                               -----------        ------------
                                               (unaudited)
CURRENT LIABILITIES
     Related party notes payable               $   128,494         $    30,553
     Accounts payable                              875,638             890,388
     Accrued expenses                              438,994             702,702
     Long term obligations, current                195,707             121,355
                                                ----------          ----------

     TOTAL CURRENT LIABILITIES                   1,638,833           1,744,998

LONG-TERM OBLIGATIONS, net of current portion      534,486             333,338

COMMITMENTS AND CONTINGENCIES                            0                   0

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value;
       1,000,000 and 1,000,000 shares
       authorized; 0 and 0 shares
       issued and outstanding;
       cumulative, 7% payable annually                   0                   0
     Additional paid-in capital - preferred              0                   0
     Common stock; $.001 and 30,000,000 and
       30,000,000 shares authorized;
       14,748,196 and 14,548,196
       shares issued and outstanding                14,748              14,548
     Additional paid in capital - common        13,248,464          13,076,276
     Accumulated deficit                       (12,803,608)        (11,694,584)
                                                ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                         459,604           1,396,240
                                                ----------          ----------

                                               $ 2,632,923         $ 3,474,576
                                                ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                      Three Months Ended
                                          Sept. 30,
                                   ------------------------
                                      1997           1996
                                   ---------      ---------

Revenues                        $   264,819    $   215,123

Costs of Goods and Services         398,109        345,013
                                  ---------      ---------
Gross Profit (Loss)                (133,290)      (129,890)

Expenses
  Selling                           257,843        205,740
  Administration                    368,995        438,370
  Research & development            170,957        192,058
  Depreciation & amortization       149,324        138,427
  Interest expense                   34,727          8,455
                                  ---------      ---------
                                    981,846        983,050

Net loss from operations         (1,115,136)    (1,112,940)

Other income (expense)                6,112         35,251

                                  ---------      ---------
Net loss                        $(1,109,024)   $(1,077,689)
                                  =========      =========

Net loss per share                 $(0.08)        $(0.08)
                                     ====           ====
Weighted average
 shares outstanding              14,681,529      12,895,934
                                 ==========      ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                      Three Months Ended
                                          Sept. 30,
                                   ------------------------
                                      1997           1996
                                   ---------      ---------

Net cash flows from
     operating activities        $(1,104,903)   $(1,398,871)

Net cash flows from
     investing activities            283,640        (45,899)

Net cash flows from
     financing activities            485,441        585,740
                                   ---------      ---------
Net change in
     cash and equivalents           (335,822)      (859,030)
Beginning cash and equivalents       355,009      3,064,329
                                   ---------      ---------
  Ending cash
     and equivalents             $    19,187    $ 2,205,299
                                   =========      =========










The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures by generally accepted accounting principles.

Note B -- Stockholders' Equity

Changes in stockholders' equity for the three months ended September 30, 1997 are:

                                   Common Stock

                                              Additional                        Total
                                               Paid-in      Accumulated      Stockholders'
                           Shares     Amount    Capital       Deficit          Equity


Balance, June 30,
  1997                  14,548,193   $14,548  $13,076,276   $(11,694,584)    $1,396,240

Exercise of
  warrants and options     200,000       200      111,800                       112,000

Stock options
  issued for services                               5,000                         5,000

Stock option
  exercise price
  reductions granted
  for services and
  settlements                                      55,388                        55,388

Net loss                                                      (1,109,024)    (1,109,024)
                        ----------    ------   ----------     ----------     ----------
Balance, June 30,
  1997                  14,748,196   $14,748  $13,248,464   $(12,803,608)   $   459,604
                        ==========    ======   ==========     ==========     ==========

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note C -- Earnings Per Share Computation

Earnings per share amounts are based on the weighted average number of shares outstanding exclusive of warrants and options in view of the fact that inclusion of these common stock equivalents would be anti-dilutive.

Note D -- Related Party Transactions

During the three months ended September 30, 1997, Mid America Venture Capital Fund, Inc. ("Mid America"), an affiliate through stock ownership of more than 10 per cent of the Company's outstanding common shares, loaned the Company $97,941 in exchange for notes payable (which are payable upon demand) collateralized by all assets of the Company. The loans were in addition to previous loans outstanding at June 30, 1997 of $30,553, also collateralized by all assets of the Company. On September 22, 1997, the Company granted to Mid America Venture an option to purchase 150,000 shares of common stock at an exercise price of $.50/share as consideration for cash advances made to the Company by Mid America Venture Capital Fund, Inc.

Note E -- Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. ("Old Neptune") and has also acquired the rights to a counter suit against the same agent. Old Neptune is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment whereby it is requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. MKT, Inc. has filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. is requesting that the court enter summary judgment dismissing Old Neptune's claims and defenses. Neither Old Neptune's motion for summary judgment nor MKT, Inc.'s motion for summary judgment have been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial condition, liquidity and operations of the Company.

The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 30, 1997. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement respectively. In connection with such agreements, The Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $47,352 have been deferred through October 31, 1997 and an additional $23,676 in future payments will be deferred through December 31, 1997. On January 15, 1998, the total of $88,788, which includes deferral fees, will become due.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note F -- Income Taxes

No income tax provision was made for either period as losses were incurred. Net deferred tax assets were not recorded due to the uncertainty of future earnings.

Note G -- Reclassifications

Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented in the three months ended September 30, 1997. These reclassifications do not have an impact on the net loss that was previously reported.

Item 2.  Management's Discussion and Analysis or Plan of Operation



               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis or
                            Plan of Operation
                 For the Three Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------

Results of Operations

A summary of sales and gross profits:

(all amounts in thousands)
                                        Three Months Ended

                                  Sept. 30 1997     Sept. 30 1996
                                  -------------     -------------
Sales
  Vision                            $    25          $    39
  Focus                                   0                0
  Other DSI                             120               28
  Leasing                               120              148
                                     ------           ------
Total Sales                         $   265          $   215
                                     ======           ======

Gross Profit
  Vision                            $     9             $ 12
  Focus                                  (1)               0
  Other DSI                              34               16
  Leasing                                14               11
                                     ------           ------
Direct Gross Profit                 $    56          $    39

Customer Service Costs                  189              169
                                     ------           ------

Gross Profit (Loss)                 $  (133)         $  (130)
                                     ======           ======


In July, 1997 the Company completed customized programming and installation of its Focus systems pursuant to a contract with Pioneer Eye Care Information Systems. Due to the significant complexities of this project, the Company committed management and personnel resources to supporting this project, which required extensive product customization, increased training needs and assistance in on-going data entry at the client's site necessary to manage their business.

The Company elected to allocate personnel and programming resources to Pioneer in the first fiscal quarter with the expectation of additional orders during phase II of the relationship with this expanding Physician Practice Management corporation. Pioneer Eye Care, through their acquisition of additional medical practices, represents incremental revenue opportunities for the Company in fiscal 1998.

The other technology-based products developed by the Company, Vision and MDS2, are distributed exclusively by HPSI. Sales of these products have been static to date. Management believes future sales from HPSI will come in the form of MDS2 systems that can then be upgraded to a full Vision product in the future.

The Company, through its newly formed executive management committee, is currently reviewing its present business strategy and strategic business focus. Through this process the Company intends to extensively review the following alternatives and then make a determination regarding which alternative is best suited for the Company's outlook: (a) Complete the proposed merger of the Company and HPSI (b) in lieu of a merger, strengthen the current distribution contract with HPSI to include financial performance benchmarks that will support the Company's infrastructure or (c) search for and identify other distribution and licensing opportunities for these advanced information technologies.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
             For the Three Months Ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

Revenues in the next two quarters will come primarily from Neptune Technology Leasing Corp, a wholly owned subsidiary of IDSI. This direction has been followed for the past sixty days and is expected to generate more than $100,000 in initial net revenues monthly. Significant contract discussions have taken place, and together with pending leasing transactions, that if consummated, will increase net revenues from leasing to $200,000 per month by the end of the first calendar quarter, or the third quarter of fiscal 1998.

Pioneer is now developing their information systems budget for calendar 1998. the Company has been informed that there will be an expansion of the Pioneer Eye Care Information System project in the first calendar quarter of 1998. An announcement will be forthcoming once those figures are conveyed to the Company.


Operating expenses were:

                                       Three Months Ended Sept. 30,   % incr.
                                            1997         1996         (decr.)
                                          --------      -------      --------
         Selling                       $   257,843  $   205,740         25.3
         Administration                    368,995      438,370        (15.8)
         Research & development            170,957      192,058        (11.0)
         Depreciation & amortization       149,324      138,427          7.9
         Interest expense                   34,727        8,455        310.7
                                          --------      -------
                                       $   981,846   $  983,050         (0.1)
                                          ========      =======


Selling expenses increased due to the first stages of building a direct sales force for the Focus system. For the three months ended September 30, 1997, personnel expenses were $174,150, travel totaled $49,499 and bad debt expense was $28,781. For the first three months ended September 30, 1996, personnel expenses were $117,903 and travel totaled $51,718.

Administration expenses decreased by $69,375 due primarily to a decrease in expenses related to consulting contracts.

Research and development costs were lower than the same period in the previous year due to an adjustment in the number of programmers working on developmental projects.

Depreciation and amortization increased over the same period of the previous year due to additional depreciation associated with the purchases of office equipment and furniture for the Neptune leasing operation.

Interest expense increased over the same period of the previous year due to additional borrowings from a related party, and from notes payable exchanged in lieu of cash payments required pursuant to the termination of a consulting contract with the former owners of Old Neptune.

Total employment was 33 at September 30, 1997, a decrease of 9 from September 30, 1996.

Operational Streamlining

In the past 90 days, significant head count reduction has taken place in the Company's three operating locations. In addition, the Grand Rapids, MI location is to be closed. CFO responsibilities and other accounting functions are currently being transitioned to the Wilton, Connecticut facility. This location will also serve as the new headquarters for the Company.

The impact of our streamlining operations is expected to result in net savings of $750,000 in operating expenses, assuming current levels of operating activity.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
               For the Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------

Liquidity and Capital Resources

During the first three months of fiscal 1998, the Company used cash of $1,104,903 in its operations. The net loss for the three months ended September 30, 1997 was $1,109,024. Non-cash charges to income were $255,174. Proceeds from the sale of leases held for resale were $248,377. Collections of lease payments totaled $39,748. The Company borrowed an additional $97,941 from a related party via short-term collateralized note payable and exchanged collateralized notes payable of $343,750 for accrued amounts owed consultants.

Sources of cash included proceeds from the exercise of options totaling $112,000. The remainder of the shortfall from operations was made up by reducing cash reserves by $335,822.

Cash and cash equivalents were $19,187 at September 30, 1997, which represented only a fraction of one month's operating capital, assuming no increase in current sales levels.

Management's  Plan for  Viability

The Company expects its operating expenses, including customer service and assembly, to be $3.6 million dollars for the next twelve months. In order to sustain the Company, management plans to:

1. Allocate the proper resources needed to support the increased business being generated from Neptune Technology Leasing Corp. It is expected that these revenues will cover a significant portion of the Company's operating budget in the short term.

2. Redefine the relationship that will be in place between the Company and HPSI.

3.  Pursue  product  license   agreements  with  other  health  care  technology
companies.

4. Begin phase II of the Pioneer Eye Care Information System project. Budgets are currently being developed within this Physician Practice Management Company ("PPMC"). Revenues from this project are expected to offset any shortfalls due to activities in the first two quarters. The Company will continue to pursue similar opportunities with other PPMCs.

5. Discussions are currently taking place with investment partner prospects to raise cash in the form of debt and/or equity.

Organizational Structure

Currently the Company is functioning under the direction of an interim executive management committee. This committee is comprised of managers from each subsidiary of the corporation. An active search is now taking place for a Chief Financial Officer. Further management changes are not planned until December 31, 1997, at which time the status of the intended merger with HPSI should be more assessable.

Management believes that a combination of revenues and new financing will provide sufficient operating capital to sustain operations for the next twelve months.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
               For the Three Months Ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. and has also acquired the rights to a counter suit against the same agent. The Neptune Group is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment whereby it is requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. MKT, Inc. has filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. is requesting that the court enter summary judgment dismissing Old Neptune's claims and defenses. Neither Old Neptune's motion for summary judgment nor MKT, Inc.'s motion for summary judgment have been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial position, liquidity and operations of the Company.

The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 30, 1997. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement respectively. In connection with such agreements, The Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $47,352 have been deferred through October 31, 1997 and an additional $23,676 in future payments will be deferred through December 31, 1997. On January 15, 1998, the total of $88,788, which includes deferral fees, will become due. Discussions are on going with Visys that will result in meeting their needs as well as the needs of the Company.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                                Plan of Operation
             For the Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------

Subsequent Events

New Board and Management

On October 30, 1997, James Keller and Mark Babin resigned as directors of the Company, leaving three positions held and four open. On November 3, 1997, the remaining directors appointed an interim management team to run the Company which includes David Horowitz, Robert Hyte, Eugene Feher, Ron Greenberg, Jon Preiser, Scott Preiser and Jerry Beck. Mark Babin resigned as CFO of IDSI on November 3, 1997.

David Horowitz remains as CEO and President and was appointed Treasurer. Roger Fowler, controller of IDSI's subsidiary DSI, was named as interim CFO. Robert Hyte was appointed as Secretary.


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

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

               As reported in the Company's Form 10-KSB for the fiscal year ended June 30, 1997, The Neptune Group, Inc. ("Old Neptune") is involved in litigation with MKT, Inc. MKT, Inc. has filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. is requesting that the court enter summary judgment dismissing Old Neptune's claims and defenses. Neither Old Neptune's motion for summary judgment nor MKT, Inc.'s motion for summary judgment have been ruled upon by the Court.

               No other reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1997.


Item 2.     Changes in Securities:

               None.

Item 3.     Defaults by the Company upon its Senior Securities:

               None.

Item 4.     Submission of Matters to a Vote of Security Holders:

               None.

Item 5.     Other Information:

               None.

Item 6.     Exhibits and Reports on Form 8-K:

                A) Exhibits.
                    EX-10.22      Amendment to the Neptune Purchase Agreement

                    EX-10.23      Modification of Visys Agreement

                    EX-10.24      Vision Promissory Note

                    EX-10.25      Security Agreement

                    EX-27         Financial Data Schedule

                B) Reports on Form 8-K filed during  the quarter ended September
                   30, 1997.

                         None

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.



Date: November 13, 1997                  /s/ David A. Horowitz
                                         --------------------------
                                         David A. Horowitz
                                         President





Date: November13, 1997                   /s/  Roger Fowler
                                         --------------------------
                                         Roger Fowler
                                         Chief Financial Officer