Form 10QSB
period 1997-12-31
INTELLIGENT DECISION SYSTEMS INC
filed 1998-02-17
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ......... to ...............

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




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ].


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

Title of Class: Common Stock

Shares outstanding at:   February 12, 1998: 18,424,883

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               December 31, 1997 and June 30, 1997                    1

             Condensed Consolidated Statements of Operations
               for the  three and six months ended December 31,
               1997 and December 31, 1996                             3

             Condensed Consolidated Statements of Cash Flows
               for the six months ended  December
               31, 1997 and December 31, 1996                         4

             Notes to Condensed Consolidated Financial
               Statements                                             5




      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           8

PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      13
      Item 2.  Changes in Securities                                  13
      Item 3.  Defaults Upon Senior Securities                        13
      Item 4.  Submission of Matters to a Vote of Security Holders    13
      Item 5.  Other Information                                      13
      Item 6.  Exhibits and Reports on Form 8-K                       13

      Signatures                                                      14

Part I. - Financial Information

Item 1.  Financial Statements


              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                 Dec. 31,            June 30,
                                                   1997                1997
                                               ------------        ------------
                                               (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                $     23,895         $   355,009
     Accounts Receivable
       Trade, net of allowance for doubtful
         accounts of $16,598 and $16,598,
         respectively                               39,539             123,795
     Net investment in direct
       finance leases, current portion              84,101             342,205
     Inventories                                    70,475              53,534
     Contractual rights                            324,367             420,282
     Prepaid expenses                               13,000              36,740
                                                 ---------           ---------
TOTAL CURRENT ASSETS                               555,377           1,331,565

PROPERTY AND EQUIPMENT, NET                        304,512             392,412

OTHER ASSETS
     Contractual rights                              3,904              24,604
     Net investment in direct finance
       leases, net of current portion              192,619             199,914
     Intellectual property - net of
      amortization                               1,190,476           1,369,048
     Other - net of amortization                   150,234             157,033
                                                 ---------           ---------
                                               $ 2,397,122          $3,474,576
                                                 =========           =========







The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Dec. 31,            June 30,
                                                   1997                1997
                                               -----------        ------------
                                               (unaudited)
CURRENT LIABILITIES
     Notes payable                             $   484,693         $         0
     Related party notes payable                   358,001              30,553
     Accounts payable                              928,772             890,388
     Accrued expenses                              454,775             702,702
     Long term obligations, current                195,407             121,355
                                                ----------          ----------

     TOTAL CURRENT LIABILITIES                   2,421,648           1,744,998

LONG-TERM OBLIGATIONS, net of current portion      185,795             333,338

COMMITMENTS AND CONTINGENCIES                            0                   0

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value;
       1,000,000 and 1,000,000 shares
       authorized; 0 and 0 shares
       issued and outstanding;
       cumulative, 7% payable annually                   0                   0
     Additional paid-in capital - preferred              0                   0
     Common stock; $.001 and 30,000,000 and
       30,000,000 shares authorized;
       16,471,697 and 14,548,196
       shares issued and outstanding                16,472              14,548
     Additional paid in capital - common        13,561,360          13,076,276
     Accumulated deficit                       (13,788,153)        (11,694,584)
                                                ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                        (210,321)          1,396,240
                                                ----------          ----------

                                               $ 2,397,122         $ 3,474,576
                                                ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                      Three Months Ended            Six Months Ended
                                          Dec. 31,                      Dec. 31,
                                   ------------------------     ------------------------
                                      1997           1996          1997           1996
                                  ---------      ---------      ---------      ---------

Revenues                        $   113,321    $   410,927    $   378,140   $    626,050

Costs of Goods and Services          17,065        446,956        415,174        791,969
                                  ---------      ---------      ---------      ---------
Gross Profit (Loss)                  96,256        (36,029)       (37,034)      (165,919)

Expenses
  Selling                           193,428        389,257        463,593        594,997
  Administration                    379,470        330,557        748,465        768,927
  Research & development             43,621        231,701        214,578        423,759
  Depreciation & amortization       147,511        152,565        296,835        290,992
  Interest expense                  280,622          2,394        315,349         10,849
                                  ---------      ---------      ---------      ---------
                                  1,044,652      1,106,474      2,038,820      2,089,524

Net loss from operations           (948,396)    (1,142,503)    (2,075,854)    (2,255,443)

Other income (expense)              (23,827)        33,373        (17,715)        68,623

                                  ---------      ---------      ---------      ---------
Net loss                        $  (972,223)   $(1,109,130)   $(2,093,569)   $(2,186,820)
                                  =========      =========      =========      =========

Net loss per share                 $(0.06)        $(0.08)        $(0.14)        $(0.16)
                                     ====           ====           ====           ====
Weighted average
 shares outstanding              15,668,567      14,303,232     15,175,048     13,599,583
                                 ==========      ==========     ==========     ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                        Six Months Ended
                                          Dec. 31,
                                   ------------------------
                                      1997           1996
                                   ---------      ---------

Net cash flows from
     operating activities        $(1,447,140)   $(2,566,396)

Net cash flows from
     investing activities            265,376       (142,470)

Net cash flows from
     financing activities            850,650        878,222
                                   ---------      ---------
Net change in
     cash and equivalents           (331,114)    (1,830,644)
Beginning cash and equivalents       355,009      3,064,329
                                   ---------      ---------
  Ending cash
     and equivalents             $    23,895    $ 1,233,685
                                   =========      =========










The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B -- Stockholders' Equity

Changes in stockholders' equity for the six months ended December 31, 1997 are:

                                   Common Stock
                         -------------------------------
                                              Additional                        Total
                                               Paid-in      Accumulated      Stockholders'
                           Shares     Amount    Capital       Deficit          Equity


Balance, June 30,
  1997                  14,548,196   $14,548  $13,076,276   $(11,694,584)    $1,396,240

Exercise of
  warrants and options     200,000       200      111,800                       112,000

Stock issued
  for services           1,723,501     1,724      135,726                       137,450

Stock options
  issued for services                               5,000                         5,000

Stock option
  exercise price
  reductions granted
  for services,
  interest and
  settlements                                     232,558                       232,558

Net loss                                                      (2,093,569)    (2,093,569)
                        ----------    ------   ----------     ----------     ----------
Balance, Dec. 31,
  1997                  16,471,697   $16,472  $13,561,360   $(13,788,153)   $  (210,321)
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

Note D -- Related Party Transactions

During the Six months ended December 31, 1997, Mid America Venture Capital Fund, Inc. ("Mid America"), an affiliate through stock ownership of more than ten per cent of the Company's outstanding common shares, loaned the Company $327,448 in exchange for notes payable (which are payable upon demand) collateralized by all assets of the Company. The loans were in addition to previous loans outstanding at June 30, 1997 of $30,553, which are also collateralized by all assets of the Company. On September 22, 1997, the Company granted to Mid America Venture an option to purchase 150,000 shares of common stock at an exercise price of $.50/share as consideration for loans made to the Company by Mid America Venture Capital Fund, Inc. On December 5, 1997, in consideration for loans made and to be made, the Company entered into an agreement with Mid America which granted conversion rights of all current or future debt outstanding into an amount of common shares equal to the debt to be converted, if any, divided by the lowest price per share during the twelve months immediately preceding the conversion date. These stock conversion rights expire on December 4, 1999. The Company recorded a charge to interest expense of $177,170, as a result of the grant.

Note E -- Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. ("Old Neptune") and has also acquired the rights to a counter suit against the same agent. Old Neptune is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. MKT, Inc. has filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. is requesting that the court enter summary judgment dismissing Old Neptune's claims and defenses. Neither Old Neptune's motion for summary judgment nor MKT, Inc.'s motion for summary judgment have been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial condition, liquidity and operations of the Company.

The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of such date. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement, respectively. In connection with such agreements, the Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $71,028 were deferred through December 31, 1997. On January 15, 1998, the total of $88,788, which includes deferral fees, became due, and on January 28, 1998, the Company received a notice of acceleration and demand for payment of all amounts due to Old Neptune, together with additional interest charges at 15 per cent per annum. Old Neptune has agreed to forbear further collection efforts until February 28, 1998.

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

Note G -- Reclassifications

Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented in the three and six months ended December 31, 1997. These reclassifications do not have an impact on the net loss that was previously reported.

Item 2.  Management's Discussion and Analysis or Plan of Operation

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Six Months Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------

General

In November, 1997, the Company formed an executive management committee for the purpose of developing and implementing strategies that would streamline the Company's present business, restructure its relationship with HPSI and formalize a new strategic direction for the Company's technology and products. The following outlines the accomplishments to date and the present direction of the Company.

Shift in Strategic Focus

The Company has determined that it can compete more effectively in its markets once it focuses on its core strengths and its technology, rather than on competing head-on with other companies and similar products. Accordingly, rather than building and maintaining a large infrastructure necessary to install, maintain and train customers, the Company is in the process of identifying companies that have a successful history of marketing and supporting similar products. The Company believes that the sale or license of its products should produce increased profits for the Company with significantly less associated overhead. This concept of a technology-driven company versus a product-driven company should enable the Company to develop new products in other market areas in an effort to maximize the use of the Company's core technology, Screenware.

As part of this shift in focus, the Company has identified the World Wide Web as the appropriate vehicle for the cost-effective distribution of its suite of health care related technologies. In this regard, efforts are currently under way to develop strategies for entering the Internet market.

Streamlining of Business

In December, 1997, the Company closed its operations in Grand Rapids, Michigan and transferred all essential functions to the Company's Wilton, Connecticut office. In addition, the number of full-time employees company-wide has been reduced from 33 to 13, Similarly, measures have been taken to reduce overhead expenses in the Company's Draper, Utah and Wilton offices. These steps have resulted in savings to the Company of $180,000 per month or $2.2 million per year on a going forward basis, exclusive of interest expense, which exceeds the Company's previous expectations.

Status of Relationship with HPSI

In the past, the Company has placed significant emphasis on its relationship with HPSI, the exclusive distributor of the Company's Vision product. While efforts to structure a satisfactory merger transaction with HPSI have not been successful, the Company continues to pursue various avenues in hopes of creating a mutually beneficial relationship for the future of both companies. In January, 1998, the Company proposed the terms of a marketing and support relationship between the companies, which is presently under review by HPSI. While the Company believes that a relationship between the companies would be beneficial, no assurance can be given that the parties will be able to reach agreement regarding the terms of such a relationship.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Six Months Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------

Neptune's Contribution

Revenue from Neptune operations represented 71% of the Company's total revenue for the quarter ended December 31,1997. Neptune's contribution to the Company's overall revenue is expected to continue until such time as the Company has fully implemented its strategy to market its products vis-a-vis the Internet and through partnered marketing organizations.

Strategic Alliances

The Company has established contacts with several financial entities that represent potential for strategic alliances and capital sources. The company has selected two of these entities for further consideration. Serious discussions have been on-going for the past thirty days with one of these companies that could result in the availability of significant capital resources and/or strategic partnerships. By the end of the quarter ending 3/31/98, management expects progress that should result in material improvements in the company's financial viability.

Results of Operations

A summary of sales:

(all amounts in thousands)
                                        Three Months Ended          Six Months Ended
                                            December 31,               December 31,
                                       1997             1996          1997       1996
                                    --------         --------      --------    --------

Sales
  Vision                            $    47          $   303       $    72     $   342
  Focus                                 (22)              29           (22)         29
  Other DSI                               8               36           127          64
  Leasing                                80               43           201         191
                                     ------           ------        ------      ------
Total Sales                         $   113          $   411       $   378     $   626
                                     ======           ======        ======      ======

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Six Months Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------

Sales for the three and six months ended December 31, 1997 decreased by 73% and 40%, respectively, from the same periods in the previous year. The decline was due to a sharp decline in Vision sales in the current periods.

Selling expenses decreased 50% and 22% for the three and six months ended December 31, 1997, due to cuts in personnel and redeployment of personnel into administration.

As a result, administrative expenses increased by 15% for the second fiscal quarter over the same period in the prior year. For the first two fiscal quarters, administrative expenses decreased by 3%.

Research and development costs decreased by 81% and 49% for the three and six months ended December 31, 1997, respectively, from the same period in the prior year due to a significant adjustment to the number of programmers working on developmental projects, and reductions in programming resources in general.

Interest expense increased over the same period of the previous year due to significant additional borrowings from, and conversion rights extended to, a related party, and from notes payable exchanged in lieu of cash payments required pursuant to the termination of a consulting contract with the former owners of Old Neptune. Due to the Company's default on the Old Neptune note, the Company accrued additional interest charges totaling $75,880 in accordance with the default provisions in the note and related security agreement. The interest expense associated with the grant of conversion rights was $177,170.

Liquidity and Capital Resources

During the first six months of fiscal 1998, the Company used cash of $1,447,140 in its operations. The net loss for the six months ended December 31, 1997 was $2,093,569. Non-cash charges to income were $754,899, including $137,450 of stock issued to employees in lieu of cash payroll and $177,170 of non-cash interest charges related to a grant of stock conversion rights to a related party lender. Proceeds from the sale of leases held for resale were $248,377. The Company borrowed an additional $327,448 from a related party in exchange for collateralized demand notes payable and the aforementioned conversion rights. The Company also exchanged collateralized notes payable of $343,750 for accrued amounts owed consultants and incurred deferral and default provision charges that have been added to the original note balance, bringing the amount of the amounts due on the note to $484,693.

Sources of cash included proceeds from the exercise of options totaling $112,000. The remainder of the shortfall from operations was made up by reducing cash reserves by $331,114.

Cash and cash equivalents were $23,895 at December 31, 1997, which represented only a fraction of one month's operating capital, assuming no increase in sales over current levels.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Six Months Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------

Management's  Plan for  Viability

The Company expects its operating expenses to be $550,000 per quarter, or $2.2 million dollars for the next twelve months. In order to sustain the Company, management plans to:

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

Operating expenses, exclusive of interest expense, and other infrastructure expenses were reduced by a total of $451,000 in the three months ended December 31, 1997, as compared to the three months immediately prior.

Management believes that a combination of revenues and new financing will provide sufficient operating capital to sustain operations for the next twelve months.

Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. and has also acquired the rights to a counter suit against the same agent. The Neptune Group is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment whereby it is requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counterclaims against Old Neptune. MKT, Inc. has filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. is requesting that the court enter summary judgment dismissing Old Neptune's claims and defenses. Neither Old Neptune's motion for summary judgment nor MKT, Inc.'s motion for summary judgment have been ruled upon by the Court. Although management believes the former agent's claim to be without merit, successful assertion of the claim would have a materially adverse effect on the financial position, liquidity and operations of the Company.

The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 30, 1997. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Six Months Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement respectively. In connection with such agreements, The Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $71,028 were deferred through December 31, 1997. On January 15, 1998, the total of $88,788, which includes deferral fees, became due, and on January 28, 1998, the Company received a notice of acceleration and demand for payment of all amounts due to Old Neptune, together with additional interest charges at 15 per cent per annum. Old Neptune has agreed to forbear further collection efforts until February 28, 1998.

Approximately 50% of DSI's leased premises in Draper, Utah was subleased to another party in January, 1998.

New Board and Management

On October 30, 1997, James Keller and Mark Babin resigned as directors of the Company, leaving three positions held and four open. On November 3, 1997, the remaining directors appointed an interim management committeeto run the Company which included David Horowitz, Robert Hyte, Eugene Feher, Ron Greenberg, Jon Preiser, Scott Preiser and Jerry Beck. Mark Babin resigned as CFO of IDSI on November 3, 1997.Roger Fowler, controller of IDSI's subsidiary DSI, was named as interim CFO, and was terminated on January 9, 1998. Jerry Beck was terminated January 2, 1998. An active search is taking place for a Chief Financial Officer.

David Horowitz remains as CEO and President and was appointed Treasurer and Acting Chief Financial Officer. Robert Hyte was appointed as Secretary.


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

               No other reportable events have occurred which would require identification of the discussion under Legal Proceedings set forth in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1997.

Item 2.     Changes in Securities:

               None.

Item 3.     Defaults by the Company upon its Senior Securities:

               None.

Item 4.     Submission of Matters to a Vote of Security Holders:

               None.

Item 5.     Other Information:

               None.

Item 6.     Exhibits and Reports on Form 8-K:

                A) Exhibits.

                    EX-27         Financial Data Schedule

                B) Reports on Form 8-K filed during  the quarter ended  December
                   31, 1997.

                         None

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.



Date: February 17, 1998                  /s/
                                         --------------------------
                                         David A. Horowitz
                                         President





Date: February 17, 1998                /s/
                                         --------------------------
                                         David A. Horowitz
                                         Acting Chief Financial Officer