Form 10QSB
period 1998-03-31
INTELLIGENT DECISION SYSTEMS INC
filed 1998-05-20
CIK 879500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1998

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

                                  203-761-1057
                            (Issuer's Telephone No.)



                                 Not Applicable
       (Former name and former fiscal year if changed since last report)




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[x] No[ ].



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title of Class: Common Stock

Shares outstanding at:   May 15, 1998: 22,718,047

Transitional Small Business Disclosure Format:    Yes [  ];  No [x]

                      INTELLIGENT DECISION SYSTEMS, INC.


                                  I N D E X

PART  I                 FINANCIAL INFORMATION                    PAGE NO.


      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                  March 31, 1998 and June 30, 1997                    1

             Condensed Consolidated Statements of Operations
               for the  three and nine months ended March 31,
               1998 and March 31, 1997                                3

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended  March
               31, 1998 and March 31, 1997                            4

             Notes to Condensed Consolidated Financial
               Statements                                             5




      Item 2. Management's Discussion and Analysis or Plan
               of Operation                                           8

PART  II                OTHER INFORMATION

      Item 1.  Legal Proceedings                                      12
      Item 2.  Changes in Securities                                  12
      Item 3.  Defaults Upon Senior Securities                        12
      Item 4.  Submission of Matters to a Vote of Security Holders    12
      Item 5.  Other Information                                      12
      Item 6.  Exhibits and Reports on Form 8-K                       12

      Signatures                                                      13

Part I. - Financial Information

Item 1.  Financial Statements


              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                 Mar. 31,            June 30,
                                                   1998                1997
                                               ------------        ------------
                                               (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                $     38,896         $   355,009
     Accounts receivable
       Trade, net of allowance for doubtful
         accounts of $16,598 and $16,587,
         respectively                               25,312             123,795
     Net investment in direct
       finance leases, current portion              77,096             342,205
     Inventories                                         0              53,534
     Contractual rights                            292,442             420,282
     Prepaid expenses                               98,178              36,740
                                                 ---------           ---------
TOTAL CURRENT ASSETS                               531,924           1,331,565

PROPERTY AND EQUIPMENT, NET                        247,512             392,412

OTHER ASSETS
     Contractual rights                             17,544              24,604
     Net investment in direct finance
       leases, net of current portion              134,491             199,914
     Intellectual property - net of
      amortization                               1,101,191           1,369,048
     Other - net of amortization                   144,053             157,033
                                                 ---------           ---------
TOTAL ASSETS                                   $ 2,176,715          $3,474,576
                                                 =========           =========







The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Mar. 31,            June 30,
                                                   1998                1997
                                               -----------        ------------
                                               (unaudited)
CURRENT LIABILITIES
     Notes payable                             $   375,234         $         0
     Related party notes payable                   438,621              30,553
     Accounts payable                            1,170,623             890,388
     Accrued expenses                              414,086             702,702
     Long term obligations, current                 90,733             121,355
                                                ----------          ----------

     TOTAL CURRENT LIABILITIES                   2,489,297           1,744,998

LONG-TERM OBLIGATIONS, net of current portion      171,111             333,338

COMMITMENTS AND CONTINGENCIES                            0                   0

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value;
       1,000,000 and 1,000,000 shares
       authorized; 0 and 0 shares
       issued and outstanding;
       cumulative, 7% payable annually                   0                   0
     Additional paid-in capital - preferred              0                   0
     Common stock; $.001 and 30,000,000 and
       30,000,000 shares authorized;
       20,743,675 and 14,548,196
       shares issued and outstanding                20,744              14,548
     Additional paid in capital - common        13,813,857          13,076,276
     Accumulated deficit                       (14,318,294)        (11,694,584)
                                                ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                        (483,693)          1,396,240
                                                ----------          ----------

                                               $ 2,176,715         $ 3,474,576
                                                ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                      Three Months Ended           Nine Months Ended
                                          Mar. 31,                      Mar. 31,
                                   ------------------------     ------------------------
                                      1998           1997          1998           1997
                                  ---------      ---------      ---------      ---------

Revenues                        $   168,313    $   142,786    $   546,453   $    753,818

Costs of Goods and Services          97,091        341,793        512,265      1,120,547
                                  ---------      ---------      ---------      ---------
Gross Profit (Loss)                  71,222       (199,007)        34,188       (366,729)

Expenses
  Selling                            38,213        255,848        501,806        833,325
  Administration                    309,327        433,535      1,057,792      1,202,458
  Research & development             69,527        202,043        284,105        625,801
  Depreciation & amortization       144,602        146,068        441,437        437,060
  Interest expense                   56,816          6,928        369,166         17,778
                                  ---------      ---------      ---------      ---------
                                    618,485      1,044,422      2,654,305      3,116,422

Net loss from operations           (547,263)    (1,243,429)    (2,620,117)    (3,483,151)

Other income (expense)               14,122         16,482         (3,593)        69,392

                                  ---------      ---------      ---------      ---------
Net loss                        $  (533,141)   $(1,226,947)   $(2,623,710)   $(3,413,759)
                                  =========      =========      =========      =========

Net loss per share                   $(0.03)        $(0.08)        $(0.16)        $(0.25)
                                       ====           ====           ====           ====
Weighted average
 shares outstanding              19,159,096     14,485,787     16,503,064     13,894,984
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

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                        Nine Months Ended
                                            Mar. 31,
                                   ------------------------
                                      1998           1997
                                   ---------      ---------

Net cash flows from
     operating activities        $(2,100,075)   $(3,574,670)

Net cash flows from
     investing activities            449,732       (158,545)

Net cash flows from
     financing activities          1,334,230        952,792
                                   ---------      ---------
Net change in
     cash and equivalents           (316,113)    (2,780,423)
Beginning cash and equivalents       355,009      3,064,329
                                   ---------      ---------
  Ending cash
     and equivalents             $    38,896      $ 283,906
                                   =========      =========









The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B -- Stockholders' Equity

Changes in stockholders' equity for the nine months ended March 31, 1998 are:

                                   Common Stock
                         -------------------------------
                                              Additional                        Total
                                               Paid-in      Accumulated      Stockholders'
                           Shares     Amount    Capital       Deficit          Equity


Balance, June 30,
  1997                  14,548,196   $14,548  $13,076,276   $(11,694,584)    $1,396,240

Exercise of
  warrants and options     200,000       200      111,800                       112,000

Stock issued
  for services           5,995,479     5,996      388,223                       394,219

Stock options
  issued for services                               5,000                         5,000

Stock option
  exercise price
  reductions granted
  for services,
  interest and
  settlements                                     232,558                       232,558

Net loss                                                      (2,623,710)    (2,623,710)
                        ----------    ------   ----------     ----------     ----------
Balance, Mar. 31,
  1998                  20,743,675   $20,744  $13,813,857   $(14,318,294)   $  (483,693)
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

Note D -- Related Party Transactions

During the nine months ended March 31, 1998, Mid America Venture Capital Fund, Inc. ("Mid America"), loaned the Company $408,068 in exchange for notes payable (which are payable upon demand) collateralized by all assets of the Company. The loans were in addition to previous loans outstanding at June 30, 1997 of $30,553, which are also collateralized by all assets of the Company. On September 22, 1997, the Company granted to Mid America Venture an option to purchase 150,000 shares of common stock at an exercise price of $.50/share as consideration for loans made to the Company by Mid America. The Company recorded a charge to interest expense of $177,170, as a result of the grant.

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

Note E -- Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. ("Old Neptune") and has also acquired the rights to a counter suit against the same agent. Old Neptune is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counter claims against Old Neptune. MKT, Inc. filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. requested that the court enter summary judgment dismissing Old Neptune's claims and defenses. The Old Neptune's motion for summary judgment and MKT, Inc.'s motion for summary judgment has been denied by the appointed Magistrate of the Court. No further action has taken place to date. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial condition, liquidity and operations of the Company.

The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of such date. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement, respectively. In connection with such agreements, the Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys Consulting Agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $71,028 were deferred through December 31, 1997. On January 15, 1998, a total of $88,788, which includes deferral fees, became due, and on January 28, 1998, the Company received a notice of acceleration and demand for payment of all amounts due to Old Neptune, together with additional interest charges at 15 per cent per annum. Old Neptune agreed to forbear further collection efforts until February 28, 1998. No action has been taken by either party since February 28, 1998.

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

Note G -- Reclassifications

Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented in the three and nine months ended March 31, 1998. These reclassifications do not have an impact on the net loss that was previously reported.

Item 2.  Management's Discussion and Analysis or Plan of Operation

               INTELLIGENT DECISION SYSTEMS, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis or
                                Plan of Operation
          For the Three and Nine Months Ended March 31, 1998 and 1997
--------------------------------------------------------------------------------

General

On February 4, 1998, at the conclusion of its mandated 90-day term, the interim Executive Management Committee made its final recommendation to the Company's Board of Directors. The committee was formed for the purpose of developing and implementing strategies that would streamline the Company's present business, restructure its relationship with National Purchasing Corporation, a California corporation doing business as HPSI, and formalize a new strategic direction for the Company's technology and products. The following outlines the committee's recommendations and the current direction of the Company.

Streamlining of business

The Company has taken measures to streamline its business as a result of the lack of revenue from the sale of the Company's Vision product. Poor sales of the Vision product are primarily attributable to the Company's exclusive distribution agreement with HPSI and the lack of performance. Further, the Company's subsidiary, Digital Sciences, Inc. ("DSI"), has downsized in personnel and moved to new office facilities in Utah, resulting in a significant reduction in operational costs.

In addition, the Company has accepted the resignations of the former employees of Neptune Technology Leasing Corp. ("Neptune") and has entered into a Letter of Intent with these former employees to purchase certain of the assets of Neptune. The poor financial performance of the Company contributed to the inability of Neptune to obtain access to sufficient capital, including bank lines, to fund its operations and growth plans. The Neptune agreement, when finalized, will release IDSI from substantial contractual liabilities and further contribute to reductions in IDSI operating expenses on a going forward basis.

Implement strategic shift in Company's marketing and product strategy

The Company has identified the World Wide Web as the appropriate vehicle for the distribution of its suite of health care and other related products. In this regard, efforts are currently under way to develop strategies for entering the Internet market.

IDSI has re-directed its development resources towards an Internet based product portfolio. The Company has reduced and reallocated its operating expenses to allow the current personnel to focus on the development and commercial exploitation of Internet based products and services. Discussions are also underway with several entities that have value-added products and services that could position IDSI technology in a favorable position within the Internet commerce industry. However, no assurance can be made that the Company will be able to successfully develop Internet based products or otherwise generate profits from such operations.

Strategic Alliances

The Company has established contacts with several entities that represent potential for strategic alliances and/or for the sale or licensing of its current products and technology. Preliminary discussions have been on-going with one of these companies that the Company believes could result in the availability of capital resources and/or strategic partnerships.


Results of Operations

A summary of sales:

(all amounts in thousands)
                                        Three Months Ended          Nine Months Ended
                                             March 31,                   March 31,
                                       1998             1997          1998       1997
                                    --------         --------      --------    --------

Sales
  Vision                            $     0           $   92       $    72     $   434
  Focus                                   0                0           (22)         29
  Other DSI                              39               (9)          166          55
  Leasing                               129               45           330         236
                                     ------           ------        ------      ------
Total Sales                         $   168          $   128       $   546     $   754
                                     ======           ======        ======      ======

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Nine Months Ended March 31, 1998 and 1997
-------------------------------------------------------------------------------

Sales for the three and nine months ended March 31, 1998 increased by 31% and decreased by 27%, respectively, from the same periods in the previous fiscal year. The increase in sales for the three months ended March 31, 1998, was primarily attributable to an increase in the sales from the Company's leasing operations. The decline in sales for the nine months ended March 31, 1998, was primarily attributable to a sharp decline in Vision sales in the current periods, which decline was partially offset by an increase in the Company's leasing operations.

Selling expenses decreased 85% and 40% for the three and nine months ended March 31, 1998, respectively, due to cuts in personnel and redeployment of personnel into administration.

Administrative expenses decreased by 29% for the third fiscal quarter over the same period in the prior fiscal year. For the first three fiscal quarters, administrative expenses decreased by 12%.

Research and development costs decreased by 66% and 55% for the three and nine months ended March 31, 1998, respectively, from the same period in the prior fiscal year due to a significant adjustment to the number of programmers working on developmental projects, and reductions in programming resources in general.


Liquidity and Capital Resources

During the first nine months of fiscal 1998, the Company used cash of $2,100,670 in its operations. The net loss for the nine months ended March 31, 1998 was $2,623,710. Non-cash charges to income were $1,012,826, including $394,219 of stock issued to employees in lieu of cash payroll and $177,170 of non-cash interest charges related to a grant of stock conversion rights to a related party lender. Proceeds from the sale of leases held for resale were $248,377. The Company borrowed an additional $408,068 from a related party in exchange for collateralized demand notes payable and the aforementioned conversion rights. The Company also exchanged collateralized notes payable of $343,750 for accrued amounts owed consultants and incurred deferral and default provision charges that have been added to the original note balance, bringing the amount of the amounts due on the note to $484,693.


Cash and cash equivalents were $38,896 at March 31, 1998, which represented only a fraction of one month's operating capital, assuming no increase in sales over current levels.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Nine Months Ended March 31, 1998 and 1997
-------------------------------------------------------------------------------

Management's  Plan for  Viability

The Company expects its operating expenses to be $300,000 per quarter, or $1.2 million dollars, for the next twelve months. In order to fund the Company's future operations, the Company intends to implement the following strategies:

1. Finalize current negotiations for capital formation that will support IDSI and its technology development as it enters the electronic commerce industry and the Internet.

2. Retain only the necessary personnel required to support current DSI customers and move the Internet based product and services portfolio forward.

3. Complete the asset sale of Neptune Technology Leasing Corp. by May 31, 1998.

4. Implement a joint venture strategy to move quickly into the Internet based products and services.

5. Implement its plan to resolve the issues between IDSI and HPSI regarding the exclusive distribution rights of Vision and associated products.

6. Continue discussions with potential distribution partners for DSI's FOCUS software product for physician's offices. Companies targeted currently have the infrastructure necessary to support this client base, but lack the integrated benefits of the FOCUS software product.

No assurances can be given that the Company will be able to implement any of the above strategies. The failure to implement some or all of these strategies could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes that new financing will be necessary to provide sufficient operating capital to sustain operations for the next twelve months.


Commitments and Contingencies

In June 1996, the Company agreed to assume the defense of a lawsuit with a former sales agent of The Neptune Group, Inc. ("Old Neptune") and has also acquired the rights to a counter suit against the same agent. Old Neptune is seeking damages against the former sales agent for breach of contract and breach of fiduciary duty. The former sales agent is seeking commissions of $753,420 plus statutory interest, punitive damages and attorney's fees. Old Neptune filed a Motion for Summary Judgment requesting, among other things, that the Court enter summary judgment dismissing MKT Inc.'s counter claims against Old Neptune. MKT, Inc. filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. requested that the court enter summary judgment dismissing Old Neptune's claims and defenses. The Old Neptune's motion for summary judgment and MKT, Inc.'s motion for summary judgment has been denied by the appointed Magistrate of the Court. No further action has taken place to date. Although management believes the former agent's claim to be without merit, successful assertion of the claim could have a materially adverse effect on the financial condition, liquidity and operations of the Company.


The Company has a supply agreement that called for minimum software purchases from a supplier of $250,000 by September 30, 1997. The Company had purchased $10,000 of this software as of September 30, 1997. The Company has not taken delivery of the remaining $240,000 of this software. Certain disputes regarding other provisions of the agreement exist between the supplier and the Company.

                       Intelligent Decision Systems, Inc.
                     Management's Discussion and Analysis or
                              Plan of Operation
              For the Nine Months Ended March 31, 1998 and 1997
-------------------------------------------------------------------------------

On July 10, 1997, the Company entered into an agreement with Old Neptune and Visys modifying the June 28, 1997 Neptune Purchase Agreement and Visys Consulting Agreement respectively. In connection with such agreements, The Company reduced the exercise price of warrants to purchase 300,000 shares of common stock previously granted to Old Neptune to $1.00 from $2.50 and the exercise price of warrants to purchase 750,000 shares of common stock previously granted to Old Neptune to $2.00 from $4.00. The Company also terminated the Visys consulting agreement and restructured its payments to Visys in the form of a promissory note and security agreement with payments totaling $406,764 over a 42 month period, with a present value of $343,750, discounted at 10 per cent per annum. A security agreement and collateralized promissory note for $406,764 was executed. The Company is also obligated to pay to Visys 2% of the invoice price for all Vision and Focus sales or leases made through a four year period ending June 30, 2001. In accordance with the Agreement, payments of $71,028 were deferred through December 31, 1997. On January 15, 1998, the total of $88,788, which includes deferral fees, became due, and on January 28, 1998, the Company received a notice of acceleration and demand for payment of all amounts due to Old Neptune, together with additional interest charges at 15 per cent per annum. Old Neptune has agreed to forbear further collection efforts until February 28, 1998. No action has been taken by either party since February 28,1998.


Conclusion

The Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses. Operating expenses for the nine months ended March 31, 1998, have been funded primarily through a combination of cash flows from operations, specifically revenues derived from the Company's leasing operation, and the issuance of Common Stock for the payment of salaries. Further, upon the consummation of the Company's proposed sale of Neptune, the Company will be left without the revenue contribution of Neptune's leasing operations. In the absence of obtaining additional capital through the sale and/or licensing of the Company's Vision and Focus products, the successful, timely and profitable implementation of Internet-based products and services, the refinancing of existing indebtedness, asset sales, securing a credit facility, consensual restructuring of existing debt and agreement terms and/or similar measures, the Company will be unable to fund its operations or repay its indebtedness to Mid-American or Visys. Should the Company default with respect to the repayment of existing indebtedness, certain lenders could foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's assets. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by it creditors which would materially adversely affect or cause the cessation of the Company's operations.


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

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

               As reported in the Company's Form 10-KSB for the fiscal year ended June 30, 1997, Old Neptune is involved in litigation with MKT, Inc. MKT, Inc. filed a notice of opposition to Old Neptune's motions for summary judgment and cross motion for summary judgment whereby MKT, Inc. requested that the court enter summary judgment dismissing Old Neptune's claims and defenses. Old Neptune's motion for summary judgment and MKT, Inc.'s motion for summary judgment have been ruled upon and denied by a Magistrate of the Court. No further action has been taken as of this date.

               Care Inn Properties, Inc. ETAL., filed a suit against Digital Sciences, Inc., DSI Financial Corp., Neptune Technology Leasing Corp., HPSI, Inc., Sterling National Bank and Trust and Brian Horner. The suit No. 98-CI-02421 was filed in the District Court, 166 Judicial District, Bexar County, Texas on the 17th day of February, 1998. The suit alleges breach of contract, breach of warranty, fraudulent inducement, request for declaratory judgment, punitive damages and attorney's fees. The Company intends to vigorously defend this matter. Successful assertion of the claims could have a materially adverse effect on the business, financial condition, liquidity and operations of the Company.

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

               None.

Item 5.     Other Information:

               None.

Item 6.     Exhibits and Reports on Form 8-K:

                A) Exhibits.

                    EX-27         Financial Data Schedule

                B) Reports on Form 8-K filed during  the quarter ended  March 31
                   1998.

                         None

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        INTELLIGENT DECISION SYSTEMS, INC.



Date: May 19, 1998                  /s/      David A. Horowitz
                                         --------------------------
                                         David A. Horowitz
                                         President





Date: May 19, 1998                 /s/       David A. Horowitz
                                         --------------------------
                                         David A. Horowitz
                                         Acting Chief Financial Officer